Form 10KSB
period 1998-12-31
WORLD HOUSE ENTERTAINMENT INC
filed 1999-04-14
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                        Commission File Number 333-51683

                         World House Entertainment, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                          87-0567884
    ------------------------------                       --------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

           2831 Dogwood Place
           Nashville, Tennessee                                 37204
    --------------------------------------                     --------
   (Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number: (615) 269-8682
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          -----------------------------
                                 Title of Class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No
                                      -----       -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $27,398.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $0. There is no public trading market for the Company's common stock.

There were 780,000 shares of common stock $.001 par value outstanding as of April 8,1999.

                      Documents incorporated by reference:
                                      None

Transitional Small Business Format (check one):     Yes        No   X
                                                        -----      -----

Item 1.   Description of Business

Introduction

     The Company was incorporated in the State of Nevada on December 5, 1996, under the name "Sportsfair Television, Inc." The Company's plan at that time was to create and promote sporting goods shows for home shopping networks transmitted via satellite or cable television. These plans did not come into fruition. On December 31, 1997, the Company acquired from Elizabeth Ann Peters all of the issued and outstanding common stock of Songs for the Planet in exchange for 200,000 shares of Common Stock. Songs for the Planet was organized in August of 1997 and had limited operations at the time of the foregoing acquisition. These operations primarily consisted of providing copyright administrative services to affiliates of Mr. Peters. See "Certain Relationships and Related Transactions." The Company conducted no business operations prior to the acquisition of Songs for the Planet and currently serves as a holding company of shares of common stock of Songs for the Planet. Business operations of the Company are conducted through Songs for the Planet. Prior to the acquisition of Songs for the Planet, the Company conducted no operations whatsoever. At the time of its formation, the promoter of the Company was Mr. David Owen, the father of Mrs. Peters. Prior to the acquisition of Songs for the Planet by the Company, Mr. Owen divested his interests in the Company. Elizabeth Ann Peters is the Company's sole employee.

Copyright Administration Services

     The primary business of the Company is to provide copyright administration services to the music and entertainment industry. These copyright administration services include (a) the registration of copyrights with the United States Copyright Office, (b) the preparation of assignments of copyrights, (c) the negotiation, preparation and execution of mechanical licenses, synchronization licenses and other rights agreements respecting musical compositions, and (d) the collection of royalties in connection with such licenses or rights agreements. The Company anticipates that it will also provide similar services to producers of recorded music products, including the obtaining of mechanical licenses and synchronization licenses for the use of musical compositions and the computation and payment of royalties. The following describes the legal and market context in which these services are provided.

     Copyrights

     Original musical compositions, as well as derivative works such as arrangements and editions, are primarily created by individuals or small groups. Upon creation of an original or derivative work, the creator possesses a copyright in the work. A copyright is a form of protection provided by the laws of the United States to the authors of "original works of authorship" including literary, dramatic, musical, artistic, and certain other intellectual works. A copyright arises simply from creation of the work. The owner of a copyright has the exclusive right to: (i) reproduce copies of the work; (ii) prepare derivative works; (iii) distribute copies of the work; (iv) perform the work publicly; (v) display the work publicly; and (vi) in the case of sound recordings, to perform the copyrighted work publicly by means of a digital audio transmission.

     If the composition is the product of more than one author (for example, a composer and a lyricist), the work is treated as a joint work. Each author has an undivided ownership interest in the work taken as a whole which interest does not terminate upon his or her death (i.e., there is no right of survivorship). Each owner is therefore entitled to exploit the copyright, subject to a right of accounting to the co-owners.

     While registration with the United States Copyright Office is not required for copyright protection, it is a prerequisite for filing a copyright infringement action based on a work of United States origin and for the recovery of statutory damages and attorneys' fee incident thereto. Registration also serves as prima facie evidence of ownership and validity of the copyright.

     For works created on or after January 1, 1978, a copyright exists from the date of creation and, generally stated, a period of fifty years beyond the life of the author. In the case of anonymous works, pseudonymous works or works made for hire, the term of a copyright is seventy-five years from the date of first publication or 100 years from the date of creation, whichever comes first.

     For works created but neither in the public domain, nor published or copyrighted prior to January 1, 1978, the basic term of the copyright is the same as indicated above. In all cases, however, the copyright will not expire before December 31, 2002; and, if the work is published on or before December 31, 2002, the copyright will not expire before December 31, 2027.

     For works that were either published or copyrighted before January 1, 1978, the copyright was secured on the date the work was published or on the date of registration if the work was registered. In either case, the works are protected for an initial term of twenty-eight years and, during the last year of the first term, the copyright may be renewed for an additional forty-seven years.

     The federal courts have original and exclusive jurisdiction over all civil actions arising under the federal copyright statute. Such an action must be brought within three years from the date the copyright owner has knowledge of a violation (or is imputed to have such knowledge). In addition to injunctive relief, a copyright owner may recover either (i) actual damages and any additional profits of the infringer or (ii) statutory damages between $500 and $20,000 for all infringements with respect to any one work. If the infringement was willful, the court has the discretion to increase the award of statutory damages to $100,000; but, if the defendant had no reason to know that it was infringing a copyright, the court has the discretion to decrease the award of statutory damages to $200. The court has the discretion to award attorneys' fees and costs to the prevailing party in a copyright action.

     The Process of Copyright

     One of the Company's primary services will be in assisting clients in registering their copyrights. The owner of the copyright registers a work by filing an application with the Copyright Office. With this application, the owner must also deposit a filing fee and the requisite number of copies of the work. The copies of the work deposited are the "best edition" of the work. For example, if a work is recorded and manufactured on a cassette tape or a compact disc, then the deposit copy should be the compact disc.

     The form used for musical compositions is Form PA. The filing fee is $20.00. The material required to register a claim of copyright is set forth in the following table:

      Type of Work                    Material Required

 Unpublished work                   1 copy (or phonorecord)(1)
 Published work                     2 copies (or 1 phonorecord) of the best
                                    edition
 Work first published outside       1 copy (or phonorecord) of the first foreign
 the United States                  edition
 Contribution to a collective       1 copy (or phonorecord) of the best edition
 work                                of the collective work

(1) The Copyright Act defines phonorecords as follows:

      "Phonorecords" are material objects in which sounds, other than those accompanying a motion picture or other audiovisual work, are fixed by any method now known or later developed, and from which the sounds can be perceived, reproduced, or otherwise communicated, either directly or with the aid of a machine or device. The term "phonorecords" includes the material object in which the sounds are first fixed.

Multiple applications may be needed depending on the circumstances. The following describes the range of forms used by the Copyright Office.

              Form                                 Purpose
               CA                For supplementary registration to correct
                                 or amplify information given in the
                                 copyright record of an earlier registration
               SE                For registration of each individual issue
                                 of a serial.
               PA                For published and unpublished works of the
                                 performing arts (musical and dramatic works,
                                 pantomimes and dramatic works, motion pictures
                                 and other audiovisual works). Used to copyright
                                 songs.
               RE                For claims to renewal of copyright in works
                                 copyrighted under the law in effect through
                                 December 31, 1997.
               SR                For published and unpublished sound recordings.
               TX                For published and unpublished nondramatic
                                 literary works.
               VA                For published and unpublished works of the
                                 visual arts (pictorial, graphic and sculptural works).

     Licenses and Assignments

     Copyright ownership allows the owner to reproduce and distribute copies of the work or to permit someone else to perform these functions (which is generally called a "license") on either an exclusive or non-exclusive basis. Under the federal copyright statute, transfers of copyright ownership (which are generally called "assignments") must be in a written instrument signed by the transferor which explicitly identifies those rights being transferred. A non-exclusive license is not generally considered an assignment of ownership. An assignment is recordable with the Copyright Office so as to give others constructive notice of the assignment. Each of the exclusive rights granted to a copyright owner are distinct and may be assigned separately. For example, the owner of a copyright may assign the right to reproduce a copyrighted work, but retain the right to authorize and prepare derivative works.

     Although licenses are generally negotiated transactions, the copyright statute provides for mandatory licenses under certain situations. For example, the statute permits proprietors of establishments to perform nondramatic musical works in public by means of a coin operated phonorecord player (i.e., a jukebox) as long as there are no direct or indirect charges for admission.

     The copyright statute also permits others to record a musical work and to distribute phonorecords to the public for private use. Compact discs which encode both the audio rendition of a song and also contemporaneous display of the song's lyrics (known as "compact discs plus graphics" or "CD+G's") are not phonorecords under the statute. Moreover, except when embodied in a phonorecord, the lyrics to a song may enjoy independent copyright protection as a literary work which may not be reproduced without the owner's consent. On the other hand, a compulsory license includes the privilege of making a musical arrangement of the work as long as the arrangement does not change the basic melody or fundamental character of the work. But, such an arrangement is not subject to copyright protection without the express consent of the copyright owner of the original work.

     There are four types of licenses or rights agreements which frequently pertain to musical compositions. A mechanical license is an authorization from the owner of the copyright (or the owner's agent) to manufacture and distribute an audio recording of the composition. This includes music embodied in piano rolls, phonograph recordings, cassette tapes, compact discs, digital audio tape and computer chips. Works accompanying a motion picture or other audio visual work are not included. A synchronization license is an authorization from the owner of the copyright (or the owner's agent) to use an audio recording of the composition in conjunction with visual images such as motion pictures, television, videotapes and computer programs. Synchronization licenses are typically used in connection with theatrical motion pictures, video cassettes, commercial and noncommercial television, corporate media presentations, CD+G's and commercial advertising. A performance right is an authorization from the owner of the copyright (or the owner's agent) to perform a musical composition publicly, including the broadcast of a work over radio or television or the playing of a recording at a place of business. A music publishing license involves the right to create printed sheet music for a composition.

     For every phonorecord made and distributed on or after January 1, 1996, the royalty rate payable with respect to each composition is the greater of 6.95 cents or 1.3 cents per minute of playing time or fraction thereof. The Copyright Office adjusted this rate, effective January 1, 1998, as follows:

   Date Phonorecord Made
     and Distributed                                 Rate
     ---------------                                 ----

  On or after January 1, 1998 .............greater of 7.1 cents or 1.35 cents
  .........................................per minute of playing time or
  .........................................fraction thereof
  On or after January 1, 2000 .............greater of 7.55 cents or 1.45 cents
  .........................................per minute of playing time or
  .........................................fraction thereof
  On or after January 1, 2002 .............greater of 8.0 cents or 1.55 cents
  .........................................per minute of playing time or
  .........................................fraction thereof
  On or after January 1, 2004 .............greater of 8.5 cents or 1.65 cents
  .........................................per minute of playing time or
  .........................................fraction thereof'.

  On or after January 1, 2006 .............greater of 9.1 cents or 1.75 cents
  .........................................per minute of playing time or
  .........................................fraction thereof

      These rates are subject to change.

     A copyright owner (or the owner's agent) may grant a mechanical license for less than the statutory rate. For synchronization licenses and music publishing licenses, the royalty rate is negotiated on a case by caw, basis between the copyright owner (or owner's agent) and the prospective user.

     Performance rights are generally licensed through performing rights associations, such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC"), on either a blanket fee or per program fee basis.


     Music Industry Market

     The music industry is the business of (i) discovering and signing musical artists, (ii) licensing the recording and performance of their music, and (iii) engaging in printing, manufacturing, packaging, distributing and marketing activities in connection therewith. According to the most recent survey of the National Music Publishers Association (the "NMPA'), world soundcarrier sales in 1995 were $39.68 billion and royalty payments totaled $6.2 billion. The United States represents approximately 21% of the world market. The following table shows the allocation of these royalty payments according to source.

        Source of Income                                      Percentage
        ----------------                                      ----------

        Performance Based Income ...............................44.00%
        Reproduction Based Income ..............................43.00%
        Distribution Based Income ..............................10.00%
        Interest Investment Income ..............................3.00%
        Miscellaneous Income ....................................0.31%

[Source: NMPA 6th Annual International Survey]

     Typically, music publishing agreements with songwriters grant the music publishing company exclusive rights with respect to all compositions created by the songwriter, in whole or in part, during the term of the agreement usually in exchange for the payment of an advance to the songwriter and, after the recoupment of the advance, the payment of royalties on sales of soundcarriers using such compositions. In some cases, the publishing company may be required to seek the songwriter's approval before licensing the composition for certain uses.

     Music publishing companies frequently acquire a catalog of compositions previously created by a a songwriter or group of songwriters as a music publishing asset. It is not uncommon for music publishing companies to be owned or controlled by individual songwriters. Music publishing companies derive revenues primarily from (a) license fees paid for the use of such musical compositions on radio, on television, in motion pictures and in other public performances, (b) royalties paid for the use of such musical compositions on compact discs, audio cassettes, music videos and in television commercials, and
(c) sales of published sheet music and song books. There are literally thousands of music publishing companies in business throughout the world. Competition amongst music publishing companies is intense in acquiring musical compositions and in having them recorded and performed.

     The recorded music industry produces, manufactures, distributes and markets recorded music products on a retail or wholesale basis. The recorded music industry is dominated by six major companies: Warner Bros. Records, Inc.; PolyGram Records, Inc.; Sony Corporation of America; BMG Music; MCA Inc./Universal City Studios, Inc.; and Thorn EMI Music. These six companies are vertically integrated, such that they (or their affiliates) are able to perform all aspects of the business. The remainder of the recorded music industry is represented by numerous small independent companies.

     Copyright owners generally receive royalties based upon a percentage of gross sales and of performance-related income. On the other hand, it is the general practice in the recorded music industry to sell recorded music products on a returnable basis. As a consequence, music publishing revenues tend to be collected later than soundcarrier sales.

     Revenues of the music industry are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use. The industry may also be adversely affected by the ability of consumers to download quality sound recordings via the Internet.

Expert Services

     The Company intends to provide the following expert services.

     Publishing Administration

     The publishing administration services offered by Songs for the Planet include all forms of licensing, (including mechanical, synchronization, print and multimedia), registration of copyrights with the performing rights organizations, preparation of songwriter/publisher agreements, preparation of assignments of copyright and co-ownership agreements, registration of copyrights and renewal of copyrights with the U.S. Copyright Office, and world-wide royalty collection and royalty accounting services.

     Music Clearance Services

     Songs for the Planet provides services to clients who are music users for the purposes of negotiating and clearing rights with copyright owners. The rights negotiated on behalf of its client(s) are for the use of music in software, advertising for a company or corporation, feature television or film, manufacture of CD's, cassettes, etc. Songs for the Planet relies on the negotiating expertise of its staff to provide favorable licensing terms and rates for the client(s). These services also include royalty monitoring, long-term royalty accounting, and preparation of income tax reports under Form 1099.

     Studio Facility

     The studio facility operated by Songs for the Planet offers recording capabilities for producers, artists, and songwriters, etc. for the purpose of recording music in digital format. The equipment consists of a 48-channel digital console with complete automation, 2 digital high-8 Tascam recording units, as well as another 128 Midi tracks for sequencing/studio recording purposes. The studio contains equipment capable of producing master recordings for a variety of purposes.

Differentiation from Competition

     Songs for the Planet offers a range of intellectual property and copyright management services. The Company seeks to offer the most efficient and timely service to its clients while relying on its extensive copyright administration experience. Music publishing rights and other related music rights are extremely complicated and require a solid understanding of the business. Songs for the Planet offers a diversity of services to help manage these rights without the client paying large fees to a copyright attorney, CPA, and licensing administration company who typically handle similar services and can often compound the fees. Songs for the Planet offers a more comprehensive and cost effective solution to the client by offering consulting services, publishing administration and music clearance service on a more affordable basis.

     Consulting Services

     Consulting services such a catalog valuations and contract negotiations and preparations are often handled by copyright attorneys and CPAs who can charge extensive fees to a client requiring consultation services. Songs for the Planet offers these types of services without rendering legal or accounting advice on a more affordable basis. This, coupled with a working knowledge of the music business, makes Songs for the Planet a more attractive solution.

     Publishing Administration

     Careful and accurate management of an intellectual property is crucial to its long term value. Music publishing catalogs are far less valuable if licenses are not issued and royalties are uncollected. Songs for the Planet offers a service to help a music publisher better manage these copyrights and as a result increase their value. The Harry Fox Agency is the largest mechanical rights organization in the U.S., representing over 17,000 music publishers. However their services are limited to licensing in the United States only. Songs for the Planet offers a wide range of services including licensing, administration and royalty accounting for one fee. Typically these services needed by a music publisher are handled by separate companies who can compound fees and restrict the accurate flow of information. Copyright share information is critical to the flow of accurate licensing and royalty accounting. Also, this flow of information from one company to another can often cause inefficient licensing and delayed royalty payments. Songs for the Planet can give its publishing clients a more timely, accurate and cost-effective service.

     Music Clearance Services

     It has been the nature of copyright laws created by a government to grant exclusive rights to a copyright owner, but only for a limited time. After that time expires the work becomes available to the public (hence the term "in the public domain"). This means that once a copyright term expires, anyone can use the work without permission or payment to anyone. Prior to the expiration of the term, use of the work without permission is considered a violation of federal law and subject to remedies outlined in the U.S. Copyright Law. It is therefore the obligation of the user of music to first obtain permission from the copyright owner before utilizing a copyrighted work. Clearing these rights can be costly and time consuming. Songs for the Planet offers a service to music users such as TV, Film, multimedia, software and advertising producers to efficiently clear these rights. The expertise Songs for the Planet offers is a strong relationship with the music industry to acquire these rights in a timely and cost effective way. The music clearance service also requires an extensive knowledge of the rights involved, accurate copyright research, expert negotiation and contract administration. With over 10 years of synchronization and other related contract negotiation experience, Songs for the Planet offers a more professional and cost effective solution to a music users needs.

     Studio Facility

     Independent producers and artists often need an affordable place to record a music project. Songwriters and music publishers often solicit their created works by making a demonstration recording and submitting it to recording artists and music producers. Songs for the Planet offers a facility with a state-of the-art recording console and digital format that provides a more cost-effective way to make quality recordings. The relationships Songs for the Planet has with clients utilizing its other services provides a potential client base to the studio facility.

Business Strategy

     The Company's business strategy is to provide a full range of administration services to music publishers, the recorded music industry and the entertainment industry ' generally. These services will include administering
(1) mechanical licenses, (2) synchronization licenses for media other than phonorecords (including licenses relating to motion pictures, television and video productions, and multimedia), and (3) literary licenses with respect to song lyrics (when used, for example, in print advertising).The Company's management believes that this strategy sets the Company apart from its competition in that the competition tends to specialize in certain aspects of the business. The Company, however, does not intend to provide services relating to performance rights.

     The Company's revenue for providing copyright administration services is a percentage of royalties actually collected on behalf of its music publishing clients, less all costs of collection and fees paid by the Company to collection agents and subpublishers. Typically, such services are expected to be transacted pursuant to written agreements having a term of three years. The amount of the Company's fee is negotiated with each client; however, it is estimated that the average fee will be five percent (5%) for licensing services and ten percent (10%) for full administration services. The Company's revenues will be dependent upon the demand for its clients' musical compositions. For recorded music clients, the Company will bill at hourly rates between $40.00 to $60.00 per hour.

     The Company's business operations to date have been limited. The Company has five clients: Truthworks Music of Brentwood, Tennessee, Tourmaline Music, Inc. ("Tourmaline"), LITA Music ("LITA'), Justin Peters Music ("JPM"), and Platinum Planet Music, Inc. ("Platinum Planet"), each of Nashville, Tennessee. LITA, JPM, Platinum Planet and Tourmaline are each owned and controlled by Benjamin Justin Peters. See "Certain Relationships and Related Transactions."

     Apart from regulations pertaining to copyrights, the Company's management does not believe that governmental regulation will have a significant effect upon the Company's operations.

Recording Services

     As a service incidental to its primary business, the Company provides recording services to musical artists. These recording services are primarily furnished for preparing demonstration records ("demos") on behalf of artists for use in soliciting recording companies to sign the artist. In addition, these services may also include producing master recordings suitable for the purpose of manufacturing quality phonograph records and for the purpose of assisting in the development of the artist's career. The Company receives a negotiated fee for these services. The Company is generally responsible for paying musicians and acquiring additional equipment used in connection with a recording project.

     Competition

     Copyright administration and recording services of the type provided music publishing companies are provided by numerous other companies throughout the world. The market for licensing services to music publishing companies is dominated by the Harry Fox Agency, a division of the NMPA, which represents more than 17,000 music publishers. Moreover, the six major recorded music companies have their own staffs which furnish for internal use copyright administration services provided or contemplated by the Company to recording companies.

     Item 2. Description of Property
             -----------------------

     The Company does not own any real property. The Company's corporate offices and studio facilities are located in a building owned by Mr. Peters' father. The Company pays no cash consideration for the use of this building. .

     Item 3. Legal Proceedings.
             ------------------

     There are no legal proceedings, pending or threatened, to which the Company is a party.

     Item 4. Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998, either through the solicitation of proxies or otherwise.

                                     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

     No public trading market for the Company's common stock has been established. The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

                                     General

     The Company primarily provides copyright administration services to music publishers, including (a) the registration of copyrights with the United States Copyright Office, (b) the preparation of assignments of copyrights, (c) the negotiation, preparation and execution of mechanical licenses, synchronization licenses and other rights agreements respecting musical compositions, and (d) the collection of royalties pertaining to the use of such compositions.

     The Company's revenues are derived from commissions for its services based upon a percentage of the gross income received by the Company on behalf of its clients after deducting certain costs and fees. With respect to copyright administration services provided recorded music producers, the Company is compensated at a negotiated hourly rate.

     In order for the Company to obtain significant revenues from its planned endeavors, the Company must establish professional relationships with a significant number of clients and develop a favorable professional reputation within the music industry. While management believes that progress has been made to achieve these goals, marketing activities must continue to progress in order for the Company to become profitable. From inception through December 31, 1998, the Company has incurred an accumulated deficit of $204,696 and losses are expected to continue at least through the second quarter of the year ending December 31, 1999; no assurances can be given that losses will not be incurred thereafter.

REUSLTS OF OPERATIONS
---------------------

Years Ended December 31, 1998 and December 31, 1997
---------------------------------------------------

     The Company incurred a net loss from operations of $64,395 in the year ended December 31, 1998 compared to a net loss from operations of $130,446 in the year ended December 31, 1997. The primary reason for the narrowing loss was because the Company reduced its reserve for an uncollected note receivable from $100,000 for the year ended December 31, 1997 to $9,199 for the year ended December 31, 1998. Without this reduction in reserve, the loss from operations for the year ended December 31, 1998 would have actually increased by $24,750 to $155,196. Revenues for the year ended December 31, 1998 were $27,398, which represented an increase of $25,845 when compared to revenues of $1,553 for the year ended December 31, 1997. The increase in revenues is attributed primarily to the initiation of operations on a full time basis during the year ended December 31, 1998. General, selling and administrative expenses increased substantially to $64,396 for the year ended December 31, 1998 from $6,115 for the year ended December 31, 1997, an increase of $58,281. This reflects the payment of salaries and related expenses as well as the payment of rent and other expenses incident to full time operations. Management expects that if the Company's operations expand, of which there is no assurance, general and administrative expenses necessary to support the increased level of activity will also increase. Product development expenses dropped from $18,384 for the year ended December 31, 1997 to -0- for the year ended December 31, 1998 as the Company conserved its cash assets and focused its attention on client development.

     Interest  income  increased  substantially  to  $10,699  for the year ended
December 31, 1998 due to accrual of interest for a full year on a note receivable. Interest expense increased substantially to $17,160 for the year ended December 31, 1998 from $3,379 for the year ended December 31, 1997. This increase was the result of the Company's paying interest on debt for a full one year period in contrast to a partial year's interest payments for the year ended December 31, 1997. The level of interest expense is expected to drop substantially in the year ending December 31, 1999 because the Company retired $150,000 of debt subsequent to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Revenues for the period from December 5, 1996 (inception) through December 31, 1998 were $28,951 while expenses were $223,807, resulting in a loss from operations since inception of $194,856. Net cash used in operating activities from inception through December 31, 1998 was $11,503. For the year ended December 31, 1998, cash used in operating activities was $8,830. Thus, while the revenues derived from the Company's operations are indicative of support within the music industry, they have not been sufficient to cover expenses. The Company has historically provided for its cash needs primarily from borrowings from shareholders of the Company. Net cash provided by proceeds from the issuance of demand promissory notes amounted to $128,750 in the year ended December 31, 1997 and an additional $28,750 in the year ended December 31, 1998. Net cash used in investing activities amounted to $125,368 for year ended December 31, 1997 and an additional $1,321 in the year ended December 31, 1998.

     Subsequent to December 31, 1998, the Company sold 80,000 shares of its common stock at $2.50 per share and realized net proceeds therefrom of $174,269 after deducting deferred offering expenses of $25,731. The proceeds from the offering were used to retire $150,000 of notes payable and $18,438 in accrued interest that were outstanding at December 31, 1998.

     The Company has no material long term commitments or material commitments for capital expenditures. To date, the Company has obtained its revenues by providing client services and has used such revenues to defray a portion of the Company's operating costs.

     The Company's auditors have included a "going concern" qualification to their opinion issued in connection with their audit of the Company's financial statements for the year ended December 31, 1998. This qualification is issued when there appears to be substantial concern about the ability of the Company to meet its obligations as they come due and the inability of the Company to continue in business because of a lack of cash and cash equivalent assets. The Company intends to provide for its cash needs by selling its common stock, although there is no assurance that the Company will be able to sell stock in sufficient amounts to satisfy its cash requirements.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operation will be affected in some way. The Company's computer system which logs and keeps track of its copyright material was designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the Company's analysis of its computer programs and operations, it has reached the conclusion that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business or operations.

     It is possible, however, that "Year 2000" problems incurred by the clients of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its clients or suppliers.
Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant client or supplier systems that materially impact the Company are not remedied by January 1, 2000 and has not yet determined a time table for developing such a plan. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     Item 7. Financial Statements.
             ---------------------

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----
  Independent auditor's report........................................   F-2

  Consolidated statement of financial position,
     December 31, 1998................................................   F-4

  Consolidated statements of operations,
    years ended December 31, 1998 and 1997............................   F-5

  Consolidated statement of shareholder's deficit,
     January 1, 1997 through December 31, 1998........................   F-6

  Consolidated statements of cash flows,
     years ended December 31, 1998 and 1997...........................   F-7

  Notes to consolidated financial statements..........................   F-9

To the Board of Directors and Shareholders
World House Entertainment, Inc.

                          Independent Auditors' Report

We have audited the consolidated statement of financial position of World House Entertainment, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

World House Entertainment, Inc., and subsidiary were affiliated for the period from inception to the effective date of the Agreement To Acquire Shares (December 31, 1997). The Agreement To Acquire Shares is described in Note F. The historical financial statements of World House Entertainment, Inc., and subsidiary have been combined for the period from January 1, 1997 to the effective date of the Agreement To Acquire Shares.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of World House Entertainment, Inc., and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

Independent Auditors' Report
Page 2



The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred net losses since inception and has a limited amount of cash at December 31, 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
March 18, 1999



                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                  Consolidated Statement of Financial Position

                                December 31, 1998

                                     ASSETS
CURRENT ASSETS
  Cash                                                                    $     577
  Note receivable, related party, net of allowance of $100,000 (Note B)        --
  Accrued interest receivable, related party, net of allowance
    of $9,199 (Note B)                                                         --
                                                                          ---------
      TOTAL CURRENT ASSETS                                                      577

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $9,060 (Note C)                                                            16,849
OTHER ASSETS:
  Deposits                                                                      450
                                                                          ---------
                                                                          $  17,876
                                                                          =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts and notes payable:
    Accounts payable, trade                                               $  27,244
    Notes payable, related parties (Notes B&D)                              143,750
    Other notes payable (Note D)                                             13,750
  Other current liabilities
    Due to employee (Note B)                                                    130
    Accrued interest payable                                                 22,179
    Accrued payroll                                                           8,750
                                                                          ---------
      TOTAL CURRENT LIABILITIES                                             215,803
                                                                          ---------

COMMITMENTS (Note G)                                                           --

SHAREHOLDERS' DEFICIT (Note F)
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
     -0- issued and outstanding                                                --
  Common stock, $.001 par value; 50,000,000 shares authorized,
     700,000 issued and outstanding                                             700
    Additional paid-in capital                                               31,800
    Deferred offering costs                                                 (25,731)
    Retained deficit                                                       (204,696)
                                                                          ---------
      TOTAL SHAREHOLDERS' DEFICIT                                          (197,927)
                                                                          ---------
                                                                          $  17,876
                                                                          =========


          See accompanying notes to consolidated financial statements



                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                      Consolidated Statements of Operations

                                                           For The Years Ended
                                                               December 31,
                                                         ----------------------
                                                            1998         1997
                                                            ----         ----
REVENUES
     Agent fees                                          $  11,728    $   1,553
     Agent fees, related parties (Note B)                   15,670         --
                                                         ---------    ---------
                                                            27,398        1,553
                                                         ---------    ---------

GENERAL, SELLING AND ADMINISTRATIVE                         64,396        6,115

OTHER OPERATING EXPENSES
     Reserve for uncollectible note receivable
        and related accrued interest (Note B)                9,199      100,000
     Fair value of contributed office space (Note B)         6,000        2,500
     Fair value of contributed services (Note B)            12,000        5,000
     Product development                                      --         18,384
     Loss on write-off of organization costs                   198         --
                                                         ---------    ---------
                                                            91,793      131,999
                                                         ---------    ---------
          LOSS FROM OPERATIONS                             (64,395)    (130,446)

INTEREST INCOME (Note B)                                    10,699         --
INTEREST EXPENSE                                           (17,160)      (3,379)
                                                         ---------    ---------
          LOSS BEFORE INCOME TAXES                         (70,856)    (133,825)

INCOME TAX BENEFIT (EXPENSE) (Note E)
     Current                                                15,314        6,511
     Deferred                                              (15,314)      (6,511)
                                                         ---------    ---------
          NET LOSS                                       $ (70,856)   $(133,825)
                                                         =========    =========


LOSS PER COMMON SHARE (Note A)
     Basic weighted average common shares outstanding      700,000      700,000
                                                         =========    =========
     Basic loss per common share                         $   (0.10)   $   (0.19)
                                                         =========    =========



          See accompanying notes to consolidated financial statements.


                                   WORLD HOUSE ENTERTAINMENT, INC.
                                   -------------------------------

                           Consolidated Statement of Shareholders' Deficit

                              January 1, 1997 through December 31, 1998


                                                             Preferred Stock        Common stock
                                                             ----------------     -----------------
                                                             Shares    Amount     Shares     Amount
                                                             ------    ------     ------     ------
Balance, January 1, 1997                                        --       $--      360,000   $     360

Sale of common stock                                            --        --      140,000         140

Issuance of common stock for all of the issued and
  outstanding voting stock of Songs For The Planet, Inc.,
  December 31, 1997 (Note F)                                    --        --      200,000         200

Services contributed by shareholder, reflected
  at fair value (Note B)                                        --        --         --          --

Office space contributed by shareholder, reflected
  at fair value (Note B)                                        --        --         --          --

Deferred offering costs incurred                                --        --         --          --

Net loss for the year ended December 31, 1997                   --        --         --          --
                                                             ------      ----   ---------   ---------
          BALANCE DECEMBER 31, 1997                             --        --      700,000         700

Services contributed by shareholder, reflected
  at fair value (Note B)                                        --        --         --          --

Office space contributed by shareholder, reflected
  at fair value (Note B)                                        --        --         --          --

Deferred offering costs incurred                                --        --         --          --

Net loss for the year ended December 31, 1998                   --        --         --          --
                                                             ------      ----   ---------   ---------
          BALANCE, DECEMBER 31, 1998                            --       $--      700,000   $     700
                                                             ======      ====   =========   =========






                                   WORLD HOUSE ENTERTAINMENT, INC.
                                   -------------------------------

                           Consolidated Statement of Shareholders' Deficit

                              January 1, 1997 through December 31, 1998

                                             (Continued)


                                                            Additional   Deferred                   Total
                                                             Paid-in     Offering    Retained    Shareholders'
                                                             Capital      Costs       Deficit      Deficit
                                                             -------      -----       -------      -------

Balance, January 1, 1997                                    $   3,240   $    --      $     (15)   $   3,585

Sale of common stock                                            1,260        --           --          1,400

Issuance of common stock for all of the issued and
  outstanding voting stock of Songs For The Planet, Inc.,
  December 31, 1997 (Note F)                                    1,800        --           --          2,000

Services contributed by shareholder, reflected
  at fair value (Note B)                                        5,000        --           --          5,000

Office space contributed by shareholder, reflected
  at fair value (Note B)                                        2,500        --           --          2,500

Deferred offering costs incurred                                 --        (4,336)        --         (4,336)

Net loss for the year ended December 31, 1997                    --          --       (133,825)    (133,825)
                                                            ---------   ---------    ---------    ---------
          BALANCE DECEMBER 31, 1997                            13,800      (4,336)    (133,840)    (123,676)

Services contributed by shareholder, reflected
  at fair value (Note B)                                       12,000        --           --         12,000

Office space contributed by shareholder, reflected
  at fair value (Note B)                                        6,000        --           --          6,000

Deferred offering costs incurred                                 --       (21,395)        --        (21,395)

Net loss for the year ended December 31, 1998                    --          --        (70,856)     (70,856)
                                                            ---------   ---------    ---------    ---------
          BALANCE, DECEMBER 31, 1998                        $  31,800   $ (25,731)   $(204,696)   $(197,927)
                                                            =========   =========    =========    =========



                     See accompanying notes to consolidated financial statements.



                            WORLD HOUSE ENTERTAINMENT, INC.
                            -------------------------------

                         Consolidated Statements of Cash Flows

                                                                   For The Years Ended
                                                                       December 31,
                                                                  ----------------------
                                                                     1998         1997
                                                                  ---------    ---------
OPERATING ACTIVITIES
     Net loss                                                     $ (70,856)   $(133,825)

     Expenses not requiring cash:
       Depreciation and amortization                                  8,336          856
       Loss on write-off of organization costs                          198         --
       Allowance for uncollectible note receivable (Note B)            --        100,000
       Allowance for uncollectible interest receivable (Note B)       9,199         --
       Services and office space contributed (Note B)                18,000        7,500
                                                                  ---------    ---------
                                                                    (35,123)     (25,469)

     Changes in current assets and current liabilities:
       Receivables and other current assets                          (9,199)
       Accounts payable and accrued expenses                         35,492       22,811
                                                                  ---------    ---------
               NET CASH (USED IN) OPERATING ACTIVITIES               (8,830)      (2,658)
                                                                  ---------    ---------
INVESTING ACTIVITIES
     Purchase of furniture and equipment                             (1,321)     (24,588)
     Cash paid for security deposit                                    --           (450)
     Cash paid for organizational matters                              --           (330)
     Investment in related party promissory note (Note B)              --       (100,000)
                                                                  ---------    ---------
               NET CASH (USED IN) INVESTING ACTIVITIES               (1,321)    (125,368)
                                                                  ---------    ---------

FINANCING ACTIVITIES
     Sale of common stock                                              --          3,400
     Offering costs incurred                                        (25,731)        --
     Proceeds from the issuance of demand promissory
       notes (Notes B&D)                                             28,750      128,750
                                                                  ---------    ---------
               NET CASH PROVIDED BY FINANCING ACTIVITIES              3,019      132,150
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            (7,132)       4,124

     Cash and cash equivalents, beginning of year                     7,709        3,585
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                               $     577    $   7,709
                                                                  =========    =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                       $    --      $    --
                                                                  =========    =========
     Cash paid for income taxes                                   $    --      $    --
                                                                  =========    =========

NONCASH INVESTING ACTIVITIES:

     On December 31, 1997, World House Entertainment, Inc. issued 200,000 shares of its common stock in exchange for all the outstanding common stock of Songs For the Planet, Inc. (see Note F).

     The Company has recorded a valuation allowance of $9,199 at December 31, 1998 for accrued interest on a note receivable (see Note B).

          See accompanying notes to consolidated financial statements.

                                      F-8


                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note A:  Summary of significant accounting policies

Basis of Presentation:
World House Entertainment, Inc. and subsidiary (the "Company") is engaged in promoting and administering copyright royalties in the recorded music industry. The Company has established a consulting practice specializing in intellectual property rights and licensing agreements and providing administrative services to prospective clients who hold musical copyrights.

In 1998 the Company emerged from the development stage in accordance with Statement of Financial Accounting Standard No. 7. Since its inception, the Company has sustained continuing operating losses and expects such losses to continue for the foreseeable future. In addition, at December 31, 1998 the Company has a limited supply of cash available with which to continue operations. The Company plans to continue to finance its operations with a combination of common stock sales, which have commenced in 1998, and debt financings. The Company's ability to continue as a going concern is dependent on successful completion of additional financings and ultimately, upon achieving profitable operations.

Principles of consolidation:
The consolidated financial statements include the accounts of World House Entertainment, Inc. (WHEI) and its wholly owned subsidiary, Songs for the Planet, Inc. (SFPI). A principle shareholder in WHEI is also a blood relative of the sole shareholder of SFPI. Because the two companies were affiliated, by virtue of common control since inception, their financial statements have been consolidated for all periods presented. All intercompany transactions have been eliminated.

Use of estimates:
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents:
For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment and depreciation:
Property  and   equipment  are  stated  at  cost  and   depreciated   using  the
straight-line method over their useful lives.

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998


Note A: Summary of significant accounting policies (continued)

Income Taxes:
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Earnings (loss) per share:
The Company reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes the impact of common stock equivalents. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the periods presented and, therefore, there is no variance between the basic and diluted earnings per share.

The loss per share has been computed on the basis of the weighted average number of shares outstanding during the period, according to the rules of the Securities and Exchange Commission. Such rules require that any shares sold at a nominal value prior to a public offering, should be considered outstanding for all periods presented.

Fair value of financial instruments:
The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, receivables, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note B: Related party transactions

During the year ended December 31, 1998, certain shareholders of the Company provided temporary financing to the Company in the amount of $21,250 (See Note
D). The temporary financing is expected to be repaid with the proceeds of an initial public offering, planned for in 1999 (see Note I). In addition, a note payable to shareholder totaling $6,250 was extinguished.

During the years ended December 31, 1998 and 1997, the Company recognized revenues totaling $15,670 from related parties. The $15,670 made up 57 percent of the Company's total revenues for the year ended December 31, 1998.

During the year ended December 31, 1998, the Company paid an expense totaling $670 on behalf of an employee. The employee repaid the Company $800, resulting in a net amount due to the employee of $130 at December 31, 1998. The $130 is included in the accompanying consolidated financial statements at due to employee.

During the years ended December 31, 1998 and 1997, certain shareholders of the Company provided temporary financing to the Company in the amount of $143,750 (see Note D). The temporary financing is expected to be repaid with the proceeds of an initial public offering, planned for in 1999 (see Note I).

During the period from October 2 through October 15, 1997, the Company loaned a total of $100,000 to an affiliate pursuant to the terms of an unsecured promissory note. The business purpose of this transaction was to provide the affiliate with cash sufficient to purchase an assignment of right, title and interest in certain published musical copyrights. Management established an allowance for uncollectible note receivable of $100,000 to reflect the note at its estimated net realizable value in the accompanying financial statements. In addition, the Company recognized $10,699 of interest income of which $1,500 was paid and $9,199 was accrued. Management established an allowance for uncollectible interest receivable of $9,199 to reflect the receivable at its estimated net realizable value in the accompanying financial statements.

Compensation expense has been reflected for the fair value of services provided, without remuneration, by certain shareholders of the Company. A corresponding credit to additional paid-in capital has also been made. The accompanying statements of operation reflect a credit of $12,000 and $5,000 for the years ended December 31, 1998 and 1997, respectively.

The Company has used office space provided by certain shareholders, on a rent-free basis. The accompanying statements of operation reflect the fair value of the office space; $6,000 and $2,500 for the years ended December 31, 1998 and 1997, respectively.

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note C: Property and equipment

Property and equipment, as of December 31, 1998, consisted of the following:

                                                       1998
                                                      -------

           Furniture............................      $ 1,127
           Office equipment.....................        5,975
           Studio equipment.....................       18,807
                                                      -------
                                                       25,909
           Less: accumulated depreciation.......       (9,060)
                                                      =======
                                                      $ 16,849
                                                      ========

Depreciation expense for the years ended December 31, 1998 and 1997 was $8,270 and $790, respectively.

Note D: Notes payable

Note payable consisted of bridge financing to be extinguished upon closing of the Company's common stock offering (see Note I).

The Company is indebted to an entity for $13,750 as of December  31,  1998.  The note is due on demand, at 10 percent interest.

Notes payable to related parties, all due on demand, at 10 percent interest to related parties consisted of the following at December 31, 1998:

       Note payable to affiliate ...........................       $  37,500
       Note payable to affiliate ...........................          25,000
       Note payable to affiliate ...........................           7,500
       Note payable to affiliate ...........................           5,000
       Note payable to affiliate ...........................           6,250
       Note payable to affiliate ...........................          12,500
       Note payable to affiliate ...........................          37,500
       Note payable to affiliate ...........................          10,000
       Note payable to affiliate ...........................           2,500
                                                                   ---------
                                                                   $ 143,750
                                                                   =========

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note E: Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1998 and 1997:

                                                     1998            1997
                                                 ------------    ------------

    U.S. federal statutory graduated rate......     17.55%          15.00%
    State income tax rate,
       net of federal benefit..................      4.12%           4.25%
    Allowance for receivables..................        --%         (14.38%)
    Net operating loss for which no tax
       benefit is currently available..........    (21.67%)         (4.87%)
                                                  --------       ---------
                                                        --%             --%
                                                  ========       =========

Deferred taxes consisted of the following at December 31, 1998 and 1997:

                                                    1998            1997
                                                  --------         -------
    Deferred tax asset,
       Net operating loss carryforward........    $ 21,828         $ 6,514
    Valuation allowance.......................     (21,828)         (6,514)
                                                  --------         -------
                                                  $    --          $    --
                                                  ========         =======

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The change in the valuation allowance from December 31, 1997 through December 31, 1998 was $15,314 and from December 31, 1996 through December 31, 1997 was $6,511. The net operating loss carryforwards for 1998 will expire through 2018.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note F: Shareholders' deficit

Preferred stock
---------------
The Company is authorized to issue five million shares of $.001 par value preferred stock which may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Agreement to acquire shares
---------------------------
Effective December 31, 1997, WHEI entered into an agreement with the sole shareholder of SFPI to acquire all of the issued and outstanding common stock of SFPI in exchange for 200,000 shares of WHEI's $.001 par value common stock. The purchase price was valued at the fair value of WHEI's common stock, $2,000. For financial accounting purposes, the transaction was accounted for as a transfer of assets between companies under common control and has been recorded at historical cost in the separate financial statements of each entity. The excess of $69,058 of the purchase price over historical cost was recorded as a reduction of equity in the unconsolidated separate financial statements of WHEI.

Note G: Commitments

The Company has entered into a vehicle lease, which is classified as an operating lease. The lease expires in August 2000, at which time the Company may elect to purchase the vehicle at fair market value as determined by the lessor. Lease charges on the vehicle for the years ended December 31, 1998 and 1997 were $5,243 and $1,748, respectively. Future minimum lease payments are $5,243 and 3,495 for 1999 and 2000, respectively.

Note H: Year 2000 compliance

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices, engage in normal business activities, or to operate equipment such as telephone systems, facsimile machines, and network operations equipment. The Company plans to work with its equipment suppliers to confirm that its equipment is Year 2000 compliant. The Company believes this review will be completed during 1999 and that the cost of this review will not be material. Until this review has been completed, the Company has no estimate of the cost to correct any deficiency in Year 2000 compliance for this equipment.

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------

                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note I: Subsequent events

During February 1999, the Company offered for sale 80,000 shares of its $.001 par value common stock for $2.50 per share pursuant to registration under Form SB-2 provided under the Securities Act of 1933, as amended. The Company sold 80,000 shares for net proceeds of $174,269 after deducting deferred offering costs of $25,731.

The proceeds from the offering were used to pay off $150,000 of notes payable and $18,438 in accrued interest that were outstanding at December 31, 1998.

     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     None.


                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The executive officers and directors of the Company and their ages are as follows:

            Name             Age                    Position
            ----             ---                    --------

  Elizabeth Ann Peters ..... 34            President and Director

  Benjamin Justin Peters.... 35            Chairman of the Board and Secretary

     Elizabeth Ann Peters co-founded Songs for the Planet in August of 1997. Mrs. Peters received a bachelors degree in mass communications from Belmont University of Nashville, Tennessee, in 1986. From 1987 until 1995, Mrs. Peters was employed in various capacities by Copyright Management, Inc. of Nashville, Tennessee, a firm which provides copyright administration services to music publishers similar to those provided by the Company. From 1995 to 1997, Mrs. Peters administered publishing companies owned or controlled by Mr. Peters. Mrs. Peters has served as President and Director of the Company since December 31, 1997. Mrs. Peters and Mr. Peters are wife and husband.

     Benjamin Justin Peters co-founded Songs for the Planet in August of 1997. Mr. Peters received a bachelors degree in music business from Belmont University of Nashville, Tennessee, in 1986. Since 1981, Mr. Peters has been a professional songwriter and has been involved in numerous music publishing ventures. In 1988, Mr. Peters was named American Songwriter of the Year (Gospel Music Category) by American Songwriter Magazine. Mr. Peters has served as Chairman of the Board and Secretary of the Company since December 31, 1997. Mr. Peters and Mrs. Peters are husband and wife. Mr. Peters owns and controls Tourmaline, LITA, JPM and Platinum Planet.

     The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors on an annual basis.

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under provisions of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year all dircto5s and executive officers have complied with applicable filing requirements.

     Item 10. Executive Compensation
              ----------------------

     Summary Compensation Table

     The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000. No executive officer received or held any stock options, stock appreciation rights, stock grants or any other similar rights to receive additional compensation of any kind as of December 31, 1998.

                               Annual Compensation


                                   Fiscal         Salary         Bonus
Name and Principal Position         Year            ($)
---------------------------         ----            ---
  Elizabeth Ann Peters ..........   1998          30,000          -0-
  President
  ...............................   1997          10,000          -0-


     There are no employment agreements between the Company and any of its executive officers. Mrs. Peters currently receives a salary of $30,000 per year.


     Item 11. Security Ownership of Certain Beneficial Owners and Management.
              ---------------------------------------------------------------

     On December 9, 1996, the Company received subscriptions for 500,000 shares of its Common Stock to Owen & Associates, Inc. Profit Sharing Plan, Peterson & Sons Holding Company, Melissa K. Meyer, Brenda M. Hall and David N. Nemelka at $0.01 per share, payable in cash. The 120,000 shares held by Mr. Nemelka were subsequently transferred to Ms. Hall without consideration. The 120,000 shares held by Owen & Associates, Inc. Profit Sharing Plan were sold to Peterson & Sons Holding Company at $0.01 per share. The following table sets forth information concerning the beneficial ownership of the Common Stock as of the date of the Prospectus, for (a) each person known to the Company to be a beneficial owner of the Common Shares; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                                Ownership
                                                         -----------------------
Name and Address (2)                                     Shares    Percentage(1)
--------------------                                     ------    -------------

  Elizabeth Ann Peters .............................     200,000       25.6

  Benjamin Justin Peters ...........................           0        0.0

  Melissa K. Meyer(3) ..............................      20,000        2.6
  519 S. Madison
  Raymore, Missouri 64803

  Brenda M. Hall ...................................      240,000      30.8%
  907 Artistic Circle
  Springville, Utah 84663

  Peterson & Sons Holding Co.(4) ...................      240,000      30.8%
  4001 W 104th Terrace
  Overland Park, Kansas 66207

All directors and executive officers as a group ....      200,000      25.6%
 (2 persons)

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) The address of each executive officer and director of the Company is c/o World House Entertainment, Inc., 2831 Dogwood Place, Nashville, TN 37204.

(3)  Melissa K. Meyer is the sister of Elizabeth Ann Peters.

(4) The shareholders of Peterson & Sons Holding Co. are Mark Peterson and Steve Peterson.

     Item 12. Certain Relationships and Related Transactions.
              -----------------------------------------------

     In a series of transactions, the Company borrowed in the aggregate $155,000 at an interest rate of 10% per annum, most of which was lent by the Company's principal shareholders (or affiliates thereof)(the "Related Party Loans"). Each of the Related Party loans is payable on demand. The following table sets forth basic information relating to the Related Party Loans.

Lender                                                         Date       Amount
------                                                         ----       ------
  Owen & Associates, Inc. Profit Sharing Plan(l) .............10/2/97   $ 12,500
  Peterson & Sons Holding Company ............................10/7/97   $ 37,500
  Dassity, Inc.(2) ...........................................10/9/97   $ 37,500
  Owen & Associates Inc. Profit Sharing Plan ................10/14/97   $ 25,000
  Owen Enterprises, L.L.C.(3)................................11/11/97   $ 10,000
  Owen & Associates, Inc. Profit Sharing Plan ................1/16/98   $  5,000
  Owen & Associates, Inc. Profit Sharing Plan ................ 2/3/98   $  1,250
  R-Odyssey Ventures, Inc.(4) ................................ 2/9/98   $ 13,750
  Owen Enterprises, LLC ......................................2/24/98   $  7,500
  Owen & Associates IBG, LLC(5)................................3/9/98   $  5,000
  Owen & Associates IBG, LLC..................................11/6/98   $  2,500
                                                                        --------
  Total .........................................................       $157,500

(1) Owen & Associates, Inc. is controlled by David Owen, the father of Elizabeth Ann Peters. Mr. and Mrs. Peters have no financial interest in Owen & Associates, Inc. and neither of them hold any position with Owen & Associates, Inc.

(2)  Dassity, Inc. is controlled by Brenda M. Hall.

(3) Owen Enterprises, L.L.C. is controlled by David Owen, the father of Elizabeth Ann Peters.

(4) R-Odyssey Ventures, Inc. is not affiliated with any of the Company's principal shareholders.

(5) Owen & Assocaites IBG,LLC is controlled by David Owen, the father of Elizabeth Ann Peters.

In a series of transactions, Songs for the Planet loaned the aggregate amount of $100,000 to Platinum Planet Music, Inc., a Tennessee corporation wholly-owned by Benjamin Justin Peters, at an interest rate of 10% per annum. Such loans are due on December 31, 1999. Accrued interest is payable on June 30, 1998, and at the end of each six month period thereafter. Platinum Planet Music used the proceeds of these loans to acquire a 50% undivided interest in certain music compositions owned by Dez Dickerson d/b/a Truthworks; Music. In connection with this acquisition, Truthworks and Platinum Planet entered into a copublishing and coadministration agreement under which each agreed to utilize the administration services of Songs for the Planet for a period of 3 years.

     Songs for the Planet has entered into administration agreements with Tourmaline, LITA, JPM and Platinum Planet. Each of these agreements has an initial term of three years. The Company will receive compensation for its services in an amount equal to 10% of the annual gross income derived as a result of the Company's efforts.

     The Company's corporate offices and studio facilities are located in a building owned by Mr. Peters' father. The Company pays no cash consideration for the use of this building.

     On December 31, 1997, the Company entered into an exchange agreement with Elizabeth Ann Peters. Under this agreement, Mrs. Peters received 200,000 shares of Common Stock in exchange for all of the shares of common stock of Songs for the Planet then issued and outstanding. As a result of this transaction, Songs for the Planet became the wholly-owned subsidiary of the Company. There was no cash consideration paid by either party in connection with this transaction.

     Item 13. Exhibits and Reports on Form 8-K.
              ----------------------------------

     (a) Exhibits

3.01              Articles of Incorporation(1)
3.02              Bylaws(2)
10.01-10.17       Material Contracts(3)
21.01             Subsidiaries of the Registrant(4)
23.01             Consent of Cordovano and Harvey, P.C.
27.01             Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

(2) Incorporated by reference to Exhibit 3.02 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

(3) Incorporated by reference to Exhibits 10.01 to 10. 17 respectively to the registration statement of Form SB-2 filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

(4) Incorporated by reference to Exhibit 21.01 to the registration statement of Registrant on Form SB-2 filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  World House Entertainment, Inc.


                                  By: /s/ Elizabeth Ann Peters
                                      -----------------------------------
                                      Elizabeth Ann Peters
                                      President and Principal Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                          Date
----------                            -----                          ----

/s/Elizabeth Ann Peters          President, Director             April 14, 1999
-----------------------          Principal Executive Officer
Elizabeth Ann Peters             Principal Financial Officer


/s/Benjamin Justin Peters        Secretary, Director             April 14, 1999
-------------------------        Principal Accounting
Benjamin Justin Peters           Officer, Chairman of the Board