Form 10QSB
period 1999-03-31
WORLD HOUSE ENTERTAINMENT INC
filed 1999-05-17
CIK 1060239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                Commission File Number 333-51683
                  --------------



                         World House Entertainment, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       87-0567884
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2831 Dogwood Place Nashville, Tennessee                    37204
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip code)


                                 (615) 269-8682
                                 --------------
              (Registrant's telephone number, including area code)

                -------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                   Yes X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                          780,000
----------------------------                          -------
          Class                    Number of shares outstanding at April 6, 1999


                     This document is comprised of 11 pages.

FORM 10-QSB
1ST QUARTER

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
                                 March 31, 1999
                                   (Unaudited)


                                      INDEX

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed, consolidated balance sheet - March 31, 1999 (Unaudited)...... 3

     Condensed, consolidated statements of operations - Three months ended March 31, 1999 and March 31, 1998  (Unaudited).................. 4

     Condensed, consolidated statements of cash flows - Three months ended March 31, 1999 and March 31, 1998 (Unaudited)................... 5

     Notes to condensed, consolidated  financial statements (Unaudited)...... 6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 8


PART II - OTHER INFORMATION.................................................. 9

     Item 1. Legal Proceedings
     Item 2. Changes In Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters To A Vote of Security Holders
     Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K
     Item 6. Exhibits and Reports on Form 8-K

     Signatures ............................................................. 10





     *    The   accompanying   financial   statements  are  not  covered  by  an
          independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
                      Condensed, Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash ......................................................       $   1,943
    Other current assets ......................................             450
                                                                      ---------
                                           TOTAL CURRENT ASSETS           2,393

PROPERTY AND EQUIPMENT, NET ...................................          16,050
                                                                      ---------

                                                                      $  18,443
                                                                      =========




                                  LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ...................       $  25,268
   Short-term debt ............................................           7,500
   Indebtedness to related party - short-term .................           2,248
                                                                      ---------
                                      TOTAL CURRENT LIABILITIES          35,016
                                                                      ---------




                              SHAREHOLDERS' DEFICIT

   Common stock ...............................................             780
   Additional paid-in capital .................................         205,782
   Retained deficit ...........................................        (223,135)
                                                                      ---------
                                    TOTAL SHAREHOLDERS' DEFICIT         (16,573)
                                                                      ---------

                                                                      $  18,443
                                                                      =========


     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
                Condensed, Consolidated Statements of Operations
                                   (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999           1998
                                                          ----           ----

REVENUES .........................................     $   3,847      $   4,850
                                                       ---------      ---------


COSTS AND EXPENSES
   General and administrative ....................        17,073         16,679
   Provision for bad debts .......................         2,500          2,500
   Related party expenses ........................         4,500          4,500
                                                       ---------      ---------
                                                          24,073         23,679
                                                       ---------      ---------

                                  OPERATING (LOSS)       (20,226)       (18,829)

OTHER INCOME (EXPENSE)
   Interest Income ...............................         2,500          2,500
   Interest Expense ..............................          (713)        (4,082)
                                                       ---------      ---------
                          LOSS BEFORE INCOME TAXES       (18,439)       (20,411)

INCOME TAXES .....................................          --             --
                                                       ---------      ---------

                                        NET (LOSS)     $ (18,439)     $ (20,411)
                                                       =========      =========


Basic loss per common share ......................     $    (.02)     $    (.03)
                                                       ---------      ---------

Basic common shares outstanding ..................       760,000        700,000
                                                       =========      =========



     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
                Condensed, Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1999         1998
                                                            ----         ----

                                    NET CASH (USED IN)
                                  OPERATING ACTIVITIES   $ (44,800)   $ (16,878)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ................      (1,244)        --
                                                         ---------    ---------
                                    NET CASH (USED IN)
                                  INVESTING ACTIVITIES      (1,244)        --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable .......................    (150,000)        --
    Proceeds from issuance of notes payable ..........        --         26,250
    Shareholder advance ..............................       2,117         --
    Proceeds from sale of stock ......................     200,000         --
    Cash paid for offering costs .....................      (4,707)      (4,000)
                                                         ---------    ---------
                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES      47,410       22,250
                                                         ---------    ---------

                                  NET INCREASE IN CASH       1,366        5,372

CASH, BEGINNING OF PERIOD ............................         577        7,709
                                                         ---------    ---------

                                   CASH, END OF PERIOD   $   1,943    $  13,081
                                                         =========    =========


Supplemental disclosures of cash flows information:
Interest paid ........................................   $  18,438    $    --
                                                         =========    =========
Income taxes paid ....................................   $    --      $    --
                                                         =========    =========



     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1999


Note A: Management's Statement
------------------------------

In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of World House Entertainment, Inc. and Subsidiary (the "Company") at March 31, 1999, and the results of operations and cash flows for the quarters ended March 31, 1999 and 1998. The Notes to the Consolidated Financial Statements which are contained in the 1998 Form 10-KSB should be read in conjunction with these Condensed, Consolidated Financial Statements.

Note B: Related party transactions
----------------------------------

During the quarter ended March 31, 1999, the Company paid off shareholders, which had previously made bridge loans to the Company, out of the proceeds from its initial public offering. The total debt paid during the quarter was $150,000 plus related accrued interest.

An officer of the Company contributed his services and provided workspace at no charge to the Company during the three months ended March 31, 1999. The transactions are reflected in the accompanying unaudited, condensed, consolidated financial statements as charges to compensation and rent expense in the amounts of $3,000 and $1,500, respectively with corresponding credits to paid-in capital.

Note C: Shareholders' deficit
-----------------------------

The following table summarizes transactions affecting shareholders' deficit for the quarter ended March 31, 1999:


                                                                             Additional                  Total
                                              Common stock        Paid-in     Offering    Retained   Shareholders'
                                           Shares     Amount      Capital      Costs       Deficit      Deficit
                                           ------     ------      -------      -----       -------      -------

Balance, December 31, 1998 ...........     700,000   $     700   $  31,800   $ (25,731)   $(204,696)   $(197,927)

Sale of common stock, at $2.50 per
  share, pursuant to initial public
  offering, net of offering costs ....      80,000          80     199,920      (4,707)        --        195,293

Services and rent contributed by
  corporate officer ..................        --          --         4,500        --           --          4,500

Net loss for the quarter ended
  March 31, 1999 .....................        --          --          --          --        (18,439)     (18,439)
                                           -------   ---------   ---------   ---------    ---------    ---------

               BALANCE, MARCH 31, 1999     780,000   $     780   $ 236,220   $ (30,438)   $(223,135)   $ (16,573)
                                           =======   =========   =========   =========    =========    =========


                                       6

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1999



Note D: Income taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 1999 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Part I.  Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------



RESULTS OF OPERATIONS
---------------------

The Company recorded a net loss of $18,437 for the first quarter of 1999, while a loss of $20,411 was reported for the first quarter of 1998.

Net sales declined by $1,003 or 21 percent when compared with the year earlier period because the President of the Company had to take a leave of absence due to medical reasons.

Total operating expenses increased by only $392 or 2 percent over the year earlier period.

Interest expense decreased by $3,369 or 83 percent during the three months ended March 31, 1999 when compared with the same period in 1998 because the Company extinguished a substantial portion of its debt during the quarter.

FINANCIAL CONDITION
-------------------

The Company sold 80,000 shares of its common stock during the first quarter of 1999. The shares were sold shortly after the Securities and Exchange Commission declared its registration statement on Form SB-2 effective. The shares were priced at $2.50 each. Net proceeds, after deducting costs related to the offering, were approximately $169,500.

The Company used substantially all of the proceeds from its offering to extinguish bridge loans totaling $150,000, and related accrued interest.

At March 31, 1999, the Company continues to have negative working capital. Current assets equaled $2,393 while current liabilities equaled $35,016.

As of March 31, 1999, the Company experienced operating losses and negative cash flow from operations. In the aggregate, these indicators raise substantial doubt about the Company's ability to continue as a going concern.

THE OUTLOOK
-----------

The Company plans to obtain working capital through the issuance of loans to private individuals and corporations in order to meet its obligations as they come due. There is no guarantee that the Company will generate positive income and cash flow from its operations or will it be successful in its attempts to raise additional capital.

Part II. - Other Information


                         WORLD HOUSE ENTERTAINMENT, INC.
                         -------------------------------


OTHER INFORMATION
-----------------

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a) Exhibits

             27* Financial Data Schedule

         (b) Reports on Form 8-K - No response required.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WORLD HOUSE ENTERTAINMENT, INC.
                                         (Registrant)


DATE: May 14, 1999              BY: /s/ Elizabeth Ann Peters
      ------------                 ---------------------------------------------
                                   Elizabeth Ann Peters
                                   President and Principal Executive Officer