Form 10QSB
period 1999-06-30
WORLD HOUSE ENTERTAINMENT INC
filed 1999-07-29
CIK 1060239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1999
                        Commission File Number 333-51683


                         World House Entertainment, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      87-0567884
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                1200 South Mount Juliet Road, Nashville, TN 37229
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (615) 773-7166
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                  2831 Dogwood Place Nashville, Tennessee 37204
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                         12,250,000
----------------------------                         ----------

          Class                    Number of shares outstanding at July 28, 1999


                    This document is comprised of 13 pages.

                                   FORM 10-QSB
                                  1ST QUARTER

                         WORLD HOUSE ENTERTAINMENT, INC.

                                  June 30, 1999
                                   (Unaudited)


                                      INDEX

                                                                           Page



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed, consolidated balance sheet - June 30, 1999 (Unaudited)...... 3

     Condensed, consolidated statements of operations - Six months ended June 30, 1999 and June 30, 1998  (Unaudited)................... 4

     Condensed, consolidated statements of cash flows - Six months ended June 30, 1999 and June 30, 1998 (Unaudited).................... 5

     Notes to condensed, consolidated  financial statements (Unaudited)..... 6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 8


PART II - OTHER INFORMATION................................................. 11

     Item 1. Legal Proceedings
     Item 2. Changes In Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters To A Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

     Signatures ............................................................ 12





     *    The   accompanying   financial   statements  are  not  covered  by  an
          independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                         WORLD HOUSE ENTERTAINMENT, INC.

                      Condensed, Consolidated Balance Sheet
                                  June 30, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash ......................................................       $   1,502
    Other current assets ......................................             450
                                                                      ---------

                  TOTAL CURRENT ASSETS ........................           1,952

PROPERTY AND EQUIPMENT, NET ...................................          14,005
                                                                      ---------


                                                                      $  15,957
                                                                      =========





                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ...................       $  31,643
   Short-term debt ............................................          12,500
   Indebtedness to related party - short-term .................           2,248
                                                                      ---------

                   TOTAL CURRENT LIABILITIES ..................          46,391
                                                                      ---------





                              SHAREHOLDERS' DEFICIT

   Common stock ...............................................             780
   Additional paid-in capital .................................         213,782
   Retained deficit ...........................................        (244,996)
                                                                      ---------

                    TOTAL SHAREHOLDERS' DEFICIT ...............         (30,434)
                                                                      ---------


                                                                      $  15,957
                                                                      =========



     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.

                Condensed, Consolidated Statements of Operations
                                   (Unaudited)




                                                         Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                         1999           1998
                                                      ---------       ---------


REVENUES .......................................      $   5,394       $  10,417
                                                      ---------       ---------



COSTS AND EXPENSES
   General and administrative ..................         38,466          33,834
   Provision for bad debts .....................          2,500           5,000
   Related party expenses ......................          9,000           9,000
                                                      ---------       ---------

                                                         49,966          47,834
                                                      ---------       ---------


             OPERATING (LOSS) ..................        (44,572)        (37,417)

OTHER INCOME (EXPENSE)
   Interest Income .............................          5,000           5,000
   Interest Expense ............................           (728)         (8,460)
                                                      ---------       ---------

             LOSS BEFORE INCOME TAXES ..........        (40,300)        (40,877)

INCOME TAXES ...................................           --              --
                                                      ---------       ---------


             NET (LOSS) ........................      $ (40,300)      $ (40,877)
                                                      =========       =========



Basic loss per common share ....................      $    (.05)      $    (.06)
                                                      ---------       ---------


Basic common shares outstanding ................        770,000         700,000
                                                      =========       =========




     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.

                Condensed, Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1999         1998
                                                         ---------    --------

                   NET CASH (USED IN)
                   OPERATING ACTIVITIES ..............   $ (53,741)   $ (27,531)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ................      (1,244)        (965)
                                                         ---------    ---------

                    NET CASH (USED IN)
                    INVESTING ACTIVITIES .............      (1,244)        (965)
                                                         ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable .......................    (150,000)        --
    Proceeds from issuance of notes payable ..........       5,000       26,250
    Shareholder advance ..............................       2,117          130
    Proceeds from sale of stock ......................     200,000         --
    Cash paid for offering costs .....................      (1,208)      (4,336)
                                                         ---------    ---------

                   NET CASH PROVIDED BY
                   FINANCING ACTIVITIES ..............      55,909       22,044
                                                         ---------    ---------


                   NET INCREASE (DECREASE) ...........         924       (6,452)

CASH, BEGINNING OF PERIOD ............................         577        7,709
                                                         ---------    ---------

                    CASH, END OF PERIOD ..............   $   1,501    $   1,257
                                                         =========    =========



Supplemental disclosures of cash flows information:
Interest paid ........................................   $  18,921    $     962
                                                         =========    =========

Income taxes paid ....................................   $    --      $    --
                                                         =========    =========




     See accompanying notes to condensed, consolidated financial statements

                         WORLD HOUSE ENTERTAINMENT, INC.

              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999


Note A: Management's Statement


In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of World House Entertainment, Inc. and Subsidiary (the "Company") at June 30, 1999, and the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998. The Notes to the Consolidated Financial Statements which are contained in the 1998 Form 10-KSB should be read in conjunction with these Condensed, Consolidated Financial Statements.

Note B: Related party transactions


During the six month period ended June 30, 1999, the Company paid off shareholders, which had previously made bridge loans to the Company, out of the proceeds from its initial public offering. The total debt paid during the quarter was $150,000 plus related accrued interest.

An officer of the Company contributed his services and provided workspace at no charge to the Company during the six month period ended June 30, 1999. The transactions are reflected in the accompanying unaudited, condensed, consolidated financial statements as charges to compensation and rent expense in the amounts of $6,000 and $3,000, respectively with corresponding credits to paid-in capital.

Note C: Shareholders' deficit


The following table summarizes transactions affecting shareholders' deficit for the six month period ended June 30, 1999:



                                                                             Additional                  Total
                                              Common stock        Paid-in     Offering    Retained   Shareholders'
                                           Shares     Amount      Capital      Costs       Deficit      Deficit
                                           ------     ------      -------      -----       -------      -------

Balance, December 31, 1998 ...........     700,000   $     700   $  31,800   $ (25,731)   $(204,696)   $(197,927)

Sale of common stock, at $2.50 per
  share, pursuant to initial public
  offering, net of offering costs ....      80,000          80     199,920      (1,207)        --        198,793

Services and rent contributed by
  corporate officer ..................        --          --         9,000        --           --          9,000

Net loss for the quarter ended
  June 30, 1999 .....................        --          --          --          --        (40,300)     (40,300)
                                           -------   ---------   ---------   ---------    ---------    ---------

               BALANCE, JUNE 30, 1999      780,000   $     780   $ 240,720   $ (26,938)   $(244,996)   $ (30,434)
                                           =======   =========   =========   =========    =========    =========

                         WORLD HOUSE ENTERTAINMENT, INC.

              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999



Note D: Income taxes


The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 1999 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Part I.  Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                         WORLD HOUSE ENTERTAINMENT, INC.


RESULTS OF OPERATIONS

The Company recorded a net loss of $40,300 for the first six months of 1999, while a loss of $40,877 was reported for the first six months of 1998.

Net sales declined by $5,023 or 48 percent when compared with the year earlier period because the President of the Company had to take a leave of absence due to medical reasons.

Total operating expenses increased by only $2,132 or 4 percent over the year earlier period.

Interest expense decreased by $7,732 or 91 percent during the six months ended June 30, 1999 when compared with the same period in 1998 because the Company extinguished a substantial portion of its debt during the period.

FINANCIAL CONDITION

The Company sold 80,000 shares of its common stock during the first quarter of 1999. The shares were sold shortly after the Securities and Exchange Commission declared its registration statement on Form SB-2 effective. The shares were priced at $2.50 each. Net proceeds, after deducting costs related to the offering, were approximately $173,000.

The Company used substantially all of the proceeds from its offering to extinguish bridge loans totaling $150,000, and related accrued interest.

At June 30, 1999, the Company continued to have negative working capital. Current assets equaled $1,952 while current liabilities equaled $46,391.

As of June 30, 1999, the Company experienced operating losses and negative cash flow from operations. In the aggregate, these indicators raised substantial doubt about the Company's ability to continue as a going concern.

THE OUTLOOK AND SUBSEQUENT EVENTS

Form 8-K, dated July 15, 1999, Item 2. Acquisition or Disposition of Assets

On July 9, 1999 the Company merged with 800 America, Inc. ("America") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and issued in the aggregate 10,000,000 shares of its restricted common stock to the three shareholders of America. Pursuant to the terms of the Merger Agreement, the Company remains as the surviving corporation and, following the closing of the Merger, is now in the process of changing its name to 800 AMERICA.COM, Inc. Following completion of the Merger, the new shareholders of the Company owned 10,000,000 out of 11,950,000 total shares issued and outstanding, or 83.7%. Under the terms of the Merger Agreement which was approved by the shareholders of the Company, the Company's wholly owned and only operating subsidiary, Songs For The Planet, Inc. was purchased by Elizabeth Peters, the Company's former President, for Ten Dollars and other good and valuable consideration and all debt owed by Songs For The Planet, Inc. to the Company was forgiven as of the closing date of the Merger.

Closing of the transaction was subject to shareholder approval of both the Company and America. Proxies were not solicited by the Company. Instead, the Company obtained shareholder approval by written consent as provided under
Section 78.320 of the Nevada General Corporation Law. The current shareholders of the Company who did not join in the above described consent may dissent and obtain fair value for their shares as provided by the Nevada General Corporation Law. The Company does not expect any shareholders of Company to exercise their dissenter's rights. No registration statement will be filed covering the issuance of shares to the America shareholders because the Company believes such issuance is exempt from the registration requirements of the Securities Act of 1933 by virtue of Rule 506 and Section 4(2) of the Act.

America was formed as a Delaware corporation on March 26, 1999 for the purpose of operating a shopping mall web site. America derives revenue from two sources:
(1) an annual $10.00 membership fee is charged to members that entitles such members to shop on-line at America's web site. The web site allows members access to over one hundred fifty stores, including many nationally known and recognized retailers, and offers such members a rebate of from 3% to 10% on purchases made through the web site; (2) rent and commission fees from the merchants and retailers whose stores are represented at America's web site. Rents vary between one hundred and two hundred dollars per month per retailer and commissions are based upon the volume of sales from members. America's assets consist of a web site, equipment, fixtures and a membership/subscriber base that numbers approximately 70,000. America's executive offices are located at 1200 South Mount Juliet Road (mailing address P.O. Box 291029), Nashville, TN 37229, (888) 855-9872.

The Company determined that the proposed transaction with America would significantly increase the Company's revenue and income generating potential and gain the Company access to the exploding internet market for on-line shopping.

There is no relationship between the Company or its affiliates, officers or directors and America or its affiliates, officers and directors.

The exchange ratio provided for in the Merger Agreement of 6,666.67 shares of the Company's common stock for each share of America common stock was arrived at by arms length negotiation based upon the revenues, income and potential for growth of America as of the time the transaction was negotiated.

The Company intends to continue the business of America in the same manner as prior to the Merger.

Subsequent to the merger, the Company obtained $500,000 for working capital through the sale and issuance of 300,000 shares of its restricted common stock.

PRO FORMA FINANCIAL STATEMENTS

The following condensed pro forma financial statements dated June 30, 1999 are provided to illustrate the effect of the above merger and the sale and issuance of additional common stock. At the time of the merger and after the sale of its operating subsidiary, the Company had no operating assets or liabilities. This merger will be accounted for as a reverse acquisition. Accordingly, the operating subsidiary is not considered a significant constituent part of the combined entity and historic financial statements for the prior year are not included in these condensed proforma financial statements. 800 America, Inc. was incorporated in March 1999 and at June 30, 1999 had approximately three months of operating history which will be reflected in financial statements from inception. The pro forma adjustments illustrate the changes to the historic balance sheet as if the events had taken place on June 30, 1999 and illustrate the changes to the historic income statement as if the events had taken place on January 1, 1999.



Condensed Pro Forma Balance Sheet         World House   800 America   Post Merger  Post Merger
                                         Entertainment   Adjustment   Stock Sale    Pro Forma
                                         -------------   ----------   ----------    ---------
Current Assets                                             57,748       500,000       557,748
Property and Equipment                                    184,616          --         184,616
   Total assets                                           242,364       500,000       742,364

Current Liabilities                                       138,192          --         138,192
Stockholders Equity
  Common Stock                                  780        11,170           300       12,250
  Additional Paid In Capital                194,371       (11,170)      499,700      682,901
  Retained Earnings                        (195,151)      104,172          --        (90,979)
    Total Equity                               --         104,172       500,000      604,172
    Total Liabilities and Equity               --         242,364       500,000      742,364


Condensed Pro Forma Income Statement
For the Six Months ended June 30, 1999

                             World House   800 America  Post Merger  Post Merger
                            Entertainment   Adjustment  Stock Sale    Pro Forma
                            -------------   ----------  ----------    ---------

Income                           --           406,585       -          406,585

Operating Expense               9,114         261,348       -          270,462

Net Income from Operations     (9,114)        145,237       -          139,123

Income Tax Expense               --            41,365       -           41,365

Net Income                     (9,114)        103,872       -           94,758


                                       10

Part II. - Other Information


                         WORLD HOUSE ENTERTAINMENT, INC.



OTHER INFORMATION


Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a) Exhibits

             27* Financial Data Schedule

         (b) Reports on Form 8-K - Filed July 15, 1999 regarding the merger of the Company with 800 America, Inc.

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the World has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WORLD HOUSE ENTERTAINMENT, INC.
                                        (Registrant)


DATE: July 28, 1999             BY: /s/ Elie Rabi
                                    --------------------------------------------
                                    Elie Rabi
                                    President and Principal Executive Officer

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically