Form 10QSB
period 1999-09-30
800 AMERICA COM INC
filed 1999-11-15
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 1999

Commission file number  333-51683


                              800america.com, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              87-0567884
           ------                                              ----------
(State or other jurisdiction                               (I.R.S. Employer
incorporation or organization)                            Identification No.)


1929 21st Avenue, Nashville, TN                                 37212
-------------------------------                                 -----
(Address of principal executive offices)                      (Zip Code)


                                 (888) 855-9872
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has be subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         There were 12,250,000 shares of common stock outstanding on November 1, 1999.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No _X_

                             800 America . Com Inc.

                                Table of Contents

                                    Unaudited



Balance Sheet ........................................................     1

Three Months Income Statement ........................................     2

Three Months Analysis of Stockholders' Equity ........................     3

Three Months Cash Flow Statement .....................................     4

Nine Months Income Statement .........................................     5

Nine Months Analysis of Stockholders' Equity .........................     6

Nine Months Cash Flow Statement ......................................     7

Notes To Financial Stataments ........................................     8

                             800 America . Com Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1999


                                     Assets

                                                         1999           1998
                                                     -----------    -----------
Current Assets
     Cash and Cash Equivalents                       $   385,339    $     1,109
     Accounts Receivable                                 531,811
     (Less) Allowance for Doubtful Accounts              (80,000)
     Other Current Assets                                    450          5,006
                                                     -----------    -----------
            Total Current Assets                         837,600          6,115
                                                     -----------    -----------

Property and Equipment
     Equipment                                           178,265
     Other Property and Equipment                         95,899         18,986
     Accumulated Depreciation and Amortization           (12,304)
                                                     -----------    -----------
        Total Property and Equipment                     261,860         18,986
                                                     -----------    -----------

Total Assets                                           1,099,460         25,101
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable and Accrued Liabilities             84,284         25,856
     Rebates Shoppers                                    200,991
     Income Tax Payable                                  139,356
     Other Short Term Debt                                14,748        155,000
                                                     -----------    -----------
        Total Current Liabilities                        439,379        180,856
                                                     -----------    -----------
Stockholders' Equity
      Common Stock, 50,000,000
        Shares $0.001 Par Value
        Authorized 12,250,000 Shares                      12,250
        700,000 Shares Issued                                               700
      Preferred Stock,
        5,000,000 Shares Common
        Stock $0.001 Par Value,
        None Issued                                            0              0
     Additional Paid in Capital                          702,312         27,300
     Retained Earnings (Deficit)                         (54,481)      (183,755)
                                                     -----------    -----------
        Total Stockholders' Equity                       660,081       (155,755)
                                                     -----------    -----------
Total Liabilities and
   Stockholders' Equity                              $ 1,099,460    $    25,101
                                                     ===========    ===========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800 America . Com Inc.
              Consolidated Condensed Income Statement (Unaudited)
                        Three Months September 30, 1999


                                                      1999              1998
                                                  ------------     ------------

Revenues                                          $    736,414     $     13,310
                                                  ------------     ------------

Cost and Expense
  Customer Rebates                                     271,847
  Bad Debts                                             71,221            2,500
  Salaries                                              26,920
  Consulting Services                                   65,000
  Advertising                                           34,350
  Programing                                            50,000
  General and Administrative                            58,436           18,432
                                                  ------------     ------------
      Total                                            577,774           20,932
                                                  ------------     ------------

Net Operating Income                                   158,640           (7,622)

Other Income (Expense)
  Interest Income                                                         2,500
  Interest Expense                                                       (4,521)
                                                  ------------     ------------

Net Income Before Income Taxes                         158,640           (9,643)

Income Tax Expenses                                     84,326
                                                  ------------     ------------

Net Income                                        $     74,314     $     (9,643)
                                                  ------------     ------------

Basic Earnings Per Share                          $       0.00     $      (0.01)

Basic Weighted Common Shares Outstanding            11,127,935          700,000





                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements


                                               800 America. Com Inc.
                                  Analysis of Stockholders' Equity (Unaudited)
                                       Three Months Ended September 30, 1999



                                           Common              Common       Additional                                     Total
                                           Stock                Stock         Paid In       Offering      Retained     Shareholders
                                           Shares              Amount         Capital        Cost          Earnings       Equity
                                           ------              ------         -------        ----          --------       ------

Balance June 30, 1999                      780,000           $       780   $   240,720    $   (26,938)   $  (244,996)   $   (30,434)

Common Shares Issued
  Pursuant to a Merger
  At July 9, 1999                       11,170,000                11,170       (11,170)                                           0

Common Shares Sold At
  July 9, 1999                             300,000                   300       499,700                                      500,000

Merger Adjustment                                                                                            116,201        116,201

Net Operating Profit                                                                                          74,314         74,314
                                        -------------------------------------------------------------------------------------------

Balance September 30, 1999              12,250,000           $    12,250   $   729,250    $   (26,938)   $   (54,481)   $  (660,081)
                                        -------------------------------------------------------------------------------------------

Balance June 30, 1998                      700,000           $       700   $    27,300                   $  (174,112)      (146,112)

Net Operating Loss                                                                                            (9,643)        (9,643)
                                        -------------------------------------------------------------------------------------------

Balance September 30, 1998                 700,000           $       700   $    27,300                   $  (183,755)   $  (155,755)
                                        -------------------------------------------------------------------------------------------



                                The Accompanying "Notes to Financial Statements"
                              Are An Integral Part of These Financial Statements



                             800 America . Com Inc.
             Condensed Consolidated Cash Flow Statement (Unaudited)
                     Three Months Ended September 30, 1999




                                                           1999          1998
                                                        ---------     ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                     $  74,314     $  (9,383)
  Adjustments to Reconcile Net Income
    To Cash From Operating Activities
  Depreciation and Amortization                             4,521
  Accounts Receivable Increase                           (442,352)
  Income Tax Payable Increase                              78,119
  Customer Rebate Payable Increase                        145,661
  Allowance for Bad Debts Increase                         66,581
  Other Payables Increase                                  17,051        11,091
                                                        ---------     ---------
Net Cash Flows Provided By Operating Activities           (56,105)        1,708
                                                        ---------     ---------

Cash Flows From Investing Activities
  Equipment Purchase                                      (42,760)         (356)
  Other Property and Equipment Increase                   (25,000)
                                                        ---------     ---------
Net Cash (Used) By Operating Activities                   (67,760)         (356)
                                                        ---------     ---------

Cash Flows From Financing Activities
  Common Stock Sold                                       500,000
  Cash Paid for Offering Cost                                            (1,500)
                                                        ---------     ---------
Net Cash Flows Provided (Used) By
  Financing Activities                                    500,000        (1,500)
                                                        ---------     ---------

Net Increase (Decrease) In Cash                           376,135          (148)

Beginning Cash Balance                                      9,204         1,257
                                                        ---------     ---------

Ending Cash Balance                                     $ 385,339     $   1,109
                                                        ---------     ---------




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements




                             800 America . Com Inc.
               Condensed Consolidated Income Statement (Unaudited)
                      Nine Months Ended September 30, 1999

                                                      1999              1998
                                                   -----------      -----------

Revenues                                           $ 1,178,974      $    23,727
                                                   -----------      -----------
Cost and Expenses
  Customer Rebates                                     394,016
  Bad Debt                                              87,140            7,500
  Salaries                                              80,150
  Consulting Services                                   65,000
  Advertising                                           64,350
  Programing                                            50,000
  Related Party                                          9,000           13,500
  General and Administrative                           144,019           47,766
                                                   -----------      -----------
      Total                                            893,675           68,766
                                                   -----------      -----------

Operating  Income                                      285,299          (45,039)

Other Income (Expense)
  Interest Income                                        5,000            7,500
  Interest Expense                                        (728)         (12,981)
                                                   -----------      -----------

Income Before Income Tax Expense                       289,571          (50,520)

Income Tax Expense                                    (139,356)               0
                                                   -----------      -----------

Net Income                                         $   150,215      $   (50,520)
                                                   ===========      ===========

 Basic Earnings Per Common Stock                   $      0.05      $     (0.07)

Basic Weighted Common Shares Outstanding             3,009,928          700,000



                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements





                                             800 America . Com Inc.
                                   Analysis of Stockholders' Equity (Unaudited)
                                       Nine Months Ended September 30, 1999


                                                Common         Common       Additional                                    Total
                                                 Stock         Stock         Paid In         Offering     Retained      Shareholders
                                                 Shares        Amount        Capital          Cost         Earnings       Equity

December 31, 1998                                700,000    $       700    $    31,800    $   (25,731)   $  (204,696)   $  (197,927)

Sale of Common Stock At $2.50
  Per Share Pursuant to Initial
  Public Offering, Net of Offering
  Cost March 31, 1999                             80,000             80        199,920         (1,207)             0        198,793

Services and Rent Contributed
  By Corporate Officer                                                           9,000                                        9,000

Common Shares Issued
Pursuant To Merger
At July 9, 1999                               11,170,000         11,170        (11,170)                                           0

Common Shares Sold At
  July 9, 1999                                   300,000            300        499,700                                      500,000

Net Profit For Nine Months
  Ended September 30, 1999                                                                                   150,215        150,215
                                              -------------------------------------------------------------------------------------

September 30, 1999                            12,250,000    $    12,250    $   729,250    $   (26,938)   $   (54,481)   $   660,081
                                              -------------------------------------------------------------------------------------


December 31, 1997                                700,000    $       700    $    13,800                   $  (133,840)   $  (119,340)

Service Contributed By
  Shareholder At Fair Value                                                      9,000                                        9,000

Office Space Contributed
  By Shareholder At Fair Value                                                   4,500                                        4,500

Net Loss For Nine Months                                                                                     (49,915)       (49,915)
                                              -------------------------------------------------------------------------------------

Balance September 30, 1998                       700,000    $       700    $    27,300                   $  (183,755)   $  (155,755)
                                              ------------------------------------------------------------------------------------


                               The Accompanying "Notes to Financial Statements"
                              Are An Integral Part of These Financial Statements

                                                      6

                             800 America . Com Inc.
             Condensed Consolidated Cash Flow Statement (Unaudited)
                      Nine Months Ended September 30, 1999


                                                          1999           1998
                                                       ---------      ---------
Cash Flows From Operating Activities
  Net Income                                             150,215      $ (25,823)
  Adjustments to Reconcile Net Income
    To Net Cash From Operating Activities
  Depreciation and Amortization                           12,304
  Accounts Receivable Increase                          (531,811)
  Income Tax Payable Increase                            139,356
  Customer Rebate Payable Increase                       200,991
  Allowance for Bad Debts Increase                        80,000
  Other Payables Increase                                 39,200
                                                       ---------      ---------
Net Cash Provided (Used) In Operating Activities          90,255        (25,823)
                                                       ---------      ---------

Cash Flows From Investing Activities
  Furniture and Fixtures Purchase                        (10,000)
  Web Site Purchase                                      (10,000)
  Subscribers Base Purchase                              (37,000)
  Equipment Purchase                                    (165,504)        (1,321)
  Software Purchase                                      (38,899)
                                                       ---------      ---------
Net Cash (Used) In Investing Activities                 (261,403)        (1,321)
                                                       ---------      ---------

Cash Flows From Financing Activities
  Repayment of Notes Issued                             (150,000)
  Proceeds From Issuance of Notes Payable                  5,000         26,250
  Stockholder Advances                                     2,117            130
  Proceeds From Sale of Stock                            700,000
  Cash Paid for Offering Cost                             (1,208)        (5,836)
                                                       ---------      ---------
Net Cash From Financing Activities                       555,909         20,544
                                                       ---------      ---------

Net Increase (Decrease) In Cash                          384,761         (6,600)

Beginning Cash Balance                                       577          7,709
                                                       ---------      ---------

Ending Cash Balance                                    $ 385,338      $   1,109
                                                       ---------      ---------


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800 America . Com Inc.
                          Notes To Financial Statements




Note 1  -  Significant Accounting Policies

Nature of Operations - 800 America Inc. ( A Delaware Corporation), is an online rebate shopping mall located in Nashville Tennessee. The company consist of stores from all parts of the country ranging from some of the largest and best known stores to some of the smaller regional stores and shoppers (subscribers). Each store in the mall offers a rebate on all purchases ranging from two to ten percent based on each store's policy. Upon proof of purchase from the subscriber, the company accrues and pays the rebate expenses and files for a refund with the selling store. The company has been in full operation for six months (ending September 30, 1999) with partial operations during a development period in February and March 1999. The development period was conducted by a related company (see Note 4 Capitalization of Assets Related Parties).

Principles of Consolidation - The consolidated statement contains the accounts of 800 America Inc. which was merged with and into World House Entertainment Inc. which name has been changed to 800 America . Com Inc. (see Note 2 Merger With 800 America Inc.)

Cash and Cash Equivalents - The company's cash consist of unrestricted checking and savings accounts. Cash equivalents are defined as short term instruments with an original maturity date of three months or less. The company does not have any cash equivalents.

Accounts Receivable - The company in its six months of operations has acquired accounts receivable balances of $531,811 which consist primarily of discounts due from stores. A 15% allowance for doubtful accounts has been established on the existing balance. There were no accounts receivable at September 30, 1998.

Customer Rebates Payable - Verified rebates due to subscribers amount at $200,991 at September 30, 1999 and zero at September 30, 1998.

Accounts Payable - Consist of normal trade accounts and amount to $84,284 at September 30, 1999.

Income Taxes - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Estimated income tax due at September 30, 1999 is $139,356 and for September 30, 1998 is zero.

Reconciliation of book income and taxable income:

         Net Operating Income Before Income Tax                $289,571
         Provision For Doubtful Accounts                         80,000
                                                                -------
            Taxable Income                                     $369,571

Income before income tax and provision for income tax expense from continuing operations at September 30, 1999:

         Income Before Taxes                                   $289,571
         Current Federal Income Tax                            (139,356)
                                                               --------
            Income After Taxes                                 $150,215

Statutory and effective tax rates are the same.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Other Comprehensive Income - There are no attributes of other comprehensive income. Comprehensive income and net income are the same.

Property and Equipment/Depreciation - Property and equipment are recorded at cost (see Note 4 Capitalization of Assets-Related Parties]) and depreciated on the straight line basis over their estimated useful lives ranging from three to five years. Depreciation for the period is $12,304.

Operating Lease - The company's lease on its location will expire October 31, 1999. The company pays one thousand dollars ($1,000) per month. Lease expense to date is five thousand, three hundred, eleven dollars ($5,311) with one thousand dollars ($1,000) due over the remainder of the lease period.

Note 2 - Merger With 800 America Inc.

The company's merger qualifies as a tax free reorganization and was accounted for as a pooling of interest. World House Entertainment Inc. is not a significant component of the merger and will continue the continuing operations of 800 America Inc. under the new name of 800 America.Com Inc.

Ten Million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders' and 1,950,000 shares were issued to World House Entertainment Inc. shareholders. The previously outstanding shares of both corporations were canceled.

Note 3 - Fair Value of Financial Instruments

Cash and Cash Equivalents - The carrying amount reported in the Balance Sheet for cash and cash equivalents approximate its fair value.

Accounts Receivable, Accounts Payable and Customer Rebate Payables - The carrying amount of accounts receivable, accounts payable and customer rebates due in the Balance Sheet approximate fair value.

Note 4 - Capitalization of Assets
              Related Parties

The company underwent a development period during February and March 1999 during which a related party, Internet Web Guide Inc., developed the web site and collected income from subscribers and from stores. The company and Internet Web Guide Inc. agree that Internet Web Guide Inc. cost for developing the web site was $10,000.

The company entered into an agreement with Internet Web Guide Inc. to purchase the web site and other assets from Internet Web Guide Inc. for the approximate amount of income collected in the development period ($127,000). The purchase price was allocated as follows:

                 Equipment                              $ 70,000
                 Fixtures                                 10,000
                 Web Site                                 10,000
                 Subscriber Base                          37,000
                                                        --------
                   Total                                $127,000

Note 5 - Revenues Recognition

The company derives income from three sources. Individual subscribers (shoppers) pay an annual subscription of ten dollars ($10), rental from stores comprising the shopping mall ranging from one hundred ($100) to two hundred dollars ($200) per month and the company collections commissions from store sales. Revenues are accrued when they become due.

Note 6 - Supplemental Cash Flow Information

                                                 1999            1998
                                                 ----            ----
                  Interest Paid                $18,921          $7,500

Item 2. Management's Discussion and Analysis or Plan of Operations.

     General

     The Company's primary business involves the operation of a shopping mall web site. The Company derives revenue from two sources: (1) an annual $10.00 membership fee is charged to members that entitles such members to shop on-line at the Company's web site. The web site allows members access to over one hundred fifty stores, including many nationally known and recognized retailers, and offers such members a rebate of from 3% to 10% on purchases made through the web site; (2) rent and commission fees from the merchants and retailers whose stores are represented at the Company's web site. Rents vary between one hundred and two hundred dollars per month per retailer and commissions are based upon the volume of sales from members. The Company also devotes substantial time and resources to the publication of an on-line family magazine by the name of "Internet Web Guide Magazine". The Company currently has approximately 80,000 subscribers worldwide and currently charges an annual subscription fee of $19.95 The Company's assets consist of a web site, equipment, fixtures and a membership/subscriber base that numbers approximately 70,000.

     The following discussion, which compares the operating results, liquidity and capital resources for the quarter ended September 30, 1999 with the quarter ended September 30, 1998, reflects the fact that the Company changed its business in July 1999 from a service providing trademark and copyright protection for the Nashville music industry to an on line shopping service and magazine. As such, results of operations for these respective quarters are not comparable because the businesses in which the Company was engaged were substantially different. The results of operations for the quarter ended September 30, 1999 reflect the on line shopping mall and magazine businesses, while the results of operations for the quarter ended September 30, 1998 reflect the copyright and trademark service business.

     Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998.
------------------------------------------------------------------------------

     The Company had revenues of $736,414 for the quarter ended September 30, 1999 compared to revenues of $13,310 for the quarter ended September 30, 1998. Net income for the quarter ended September 30, 1999 was $74,314 compared to a net loss of $9,643 for the quarter ended September 30, 1998. The quarterly results of operations were not comparable because of the completely different nature of the business in which the Company was engaged in the respective quarters. Costs and expenses for the quarter ended September 30, 1999 were $577,774, resulting in operating income for the quarter of $158,640. Customer rebates totaled $271,847 and represented approximately 47% of total costs and expenses. Other than customer rebates, the largest categories of costs and expenses were for general and administrative expenses in the amount of $58,436, bad debt expenses in the amount of $71,221, salaries in the amount of $26,920, consulting services in the amount of $65,000, advertising costs and expenses in the amount of $34,350 and programming expenses of $50,000. Management expects that advertising expenses will increase in the quarter ended December 30, 1999 as the Company's television advertising campaign accelerates. Because of the Company's limited operating history in the on line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. In particular, the bad debt expense category may change substantially as the Company gains experience in managing its accounts receivable and as the stores who are represented in the Company's on line shopping mall establish a payment history with the Company.


Nine Months Ended September 30, 1999 Compared to September 30, 1998.
--------------------------------------------------------------------

     The Company had revenues of $1,178,974 for the nine month period ended September 30, 1999 compared to revenues of $23,727 for the nine month period ended September 30, 1998. The Company's net income for the nine month period ended September 30, 1999 was $150,215 compared to a net loss of $50,520 for the comparable year earlier period. Again, the results of operations the nine month periods ended September 30, 1999 and 1998 respectively are not comparable because of the completely different nature of the Company's business in each of such periods.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending December 31, 1999 and into the next fiscal year as the full impact of the Company's new on-line shopping business takes effect. Management is continuing to recruit additional merchants to the approximately 150 that are already represented on the Company's web site. The Company is also in the process of mounting a major advertising campaign in certain select geographic areas and expects that these advertising efforts will result in additional on-line members and a corresponding increase in shopping volume.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash produced from operating activities was $90,255 in the nine months ended September 30, 1999 compared to net cash used in operations of $25,823 for the nine months ended September 30, 1999. Net cash used in operating activities was $56,105 in the three-month period ended September 30, 1999. Net cash inflows from operations are expected to continue during the quarter ending December 30, 1999 and into the ensuing fiscal year ending December 31, 2000.

     The Company's cash and cash equivalents as of September 30, 1999 were $385,339. The Company had working capital (current assets less current liabilities) of $398,221 at September 30, 1999 and no material long-term commitments or material commitments for capital or operational expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than advertising and promotional expenses, the Company does not have any plans for significant capital or operating expenditures above its current level.

     YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex since virtually every company's computer operation will be affected in some way. The Company's computer programs which process its on- line as well as operation and financing transactions were designed and developed with a consideration of the impact of the upcoming change in century. As a result of the Company's analysis of its computer programs and operations, the Company believes that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

     It is possible, however, that "Year 2000" problems incurred by the merchants who are represented on the Company's on-line shopping mall could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among such merchants. The Company believes that it will not be dependent upon any single merchant for its on-line shopping business in the year 2000, and therefore has made a determination not to contact any merchants to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. There can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company.

     The Company has completed an audit of its internal systems and believes these systems are Year 2000 compliant. The Company does not rely on any non-compliant third party software and therefore third party non-compliance will not materially adversely affect its business operations. The Company has upgraded its software and hardware to the latest year 2000 compliant platform and tested its software in the new platform. In case the Company's computerized information system fails, it will rely on its manual information system, which is comprised of original hand written or typed records, to process its transactions such as accounts receivable, accounts payable, delivery schedules and invoicing. The manual system will be very time consuming and labor intensive, therefore additional staff might be required if the Company has to use the manual system in the worst case scenario. The Company believes that additional staff can be hired and trained within a reasonable time frame to meet its requirements in case its information system failed.




                            PART II OTHER INFORMATION


Item 1. Legal proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities and use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The shareholders of the Company, by consent is accordance with applicable Nevada law, approved a merger between the Company and 800 America, Inc., a Delaware corporation, on July 9, 1999.

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

              27.1 Financial Data Schedule

     (b) Reports of Form 8-K

          (i) On July 19, 1999 the Company filed a report on Form 8-K which disclosed the merger between the Company and 800 America, Inc. as well as a change of control of the Company resulting from such merger.

          (ii) On August 12, 1999 the Company filed a report on Form 8-K which disclosed a change in the Company's certifying accountant from Cordovano and Harvey, P.C. to Jack F. Burke, Jr.

          (iii) On August 18, 1999 the Company filed a report an amended Form 8-K which filed the pro forma financial information which was not filed at the time the Company filed its Form 8-K as described in
               (i) above.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             800america.com, Inc.

Date:    November 5, 1999                   /s/  Elie Rabi
                                           -------------------------------------
                                            Elie Rabi
                                            Chief Executive Officer
                                            Principal Financial Officer