Form 10KSB
period 1999-12-31
800 AMERICA COM INC
filed 2000-02-07
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 1999
                             Commission File Number
                                     0-28547

                               800America.com, Inc
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               87-0567884
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification number)


         1929 So. 21st Avenue                                      37212
         Nashville, Tennessee                                   (Zip Code)
(Address of Principal Executive offices)


Issuer's telephone number: (888) 855-9872
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X       No
                                 -------        -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $3, 283,575.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of January 28, 2000 was $15,823,760. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 12,250,000 shares of common stock $.001 par value outstanding as of January 28, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No   X
                                                    ---       ---

Item 1. Description of Business
        -----------------------

Introduction

     The Company was incorporated in the State of Nevada on December 5, 1996, under the name "Sportsfair Television, Inc." The Company's plan at that time was to create and promote sporting goods shows for home shopping networks transmitted via satellite or cable television. These plans did not come into fruition. On December 31, 1997, the Company acquired from Elizabeth Ann Peters all of the issued and outstanding common stock of Songs for the Planet in exchange for 200,000 shares of Common Stock. Songs for the Planet was organized in August of 1997 and had limited operations at the time of the foregoing acquisition. These operations primarily consisted of providing copyright administrative services to affiliates of Mrs. Peters. The Company conducted no business operations prior to the acquisition of Songs for the Planet. Prior to the acquisition of Songs for the Planet, the Company conducted no operations whatsoever. At the time of its formation, the promoter of the Company was Mr. David Owen, the father of Mrs. Peters. Prior to the acquisition of Songs for the Planet by the Company, Mr. Owen divested his interests in the Company. Elizabeth Ann Peters became the Company's sole employee.

     In July of 1999, the Company issued 10,000,000 shares of its restricted common stock to acquire all of the issued and outstanding common stock of 800 America, Inc., a Delaware corporation based in Nashville, Tennessee that had been incorporated on March 26, 1999 for the purpose of operating an internet shopping mall and on-line magazine business. 800 America, Inc. was merged into the Company and the Company, as part of the merger, changed its name to 800America.com, Inc. At the same time, the Company sold its wholly owned subsidiary, Songs for the Planet, to its former owner, Elizabeth Ann Peters.

On-line Shopping Portal

     The primary business of the Company is to provide an internet shopping portal for the purpose of allowing subscribers to shop on-line at over two hundred fifty nationally recognized retailers and specialty boutique stores. Using the Company's web site at www.800America.com, an on-line shopper can access the stores 24 hours a day and get the shopper into the store of his or her choice in just two clicks. The stores which are represented at the Company's web site pay a monthly rental fee to the Company of between $50 and $200 per month based upon the category of store. Although anyone can shop on-line using the Company's web site, only members who pay the Company a one-time fee of $10.00 are entitled to rebates from the stores where they shop in amounts ranging from 3% to 10% of the purchase price of the merchandise depending on the store. These rebates are paid by the Company on the 10th day of the month following the on-line purchase. The Company earns commissions from the stores based upon sales volume generated from the Company's web site. These commissions range from 5% to 20% depending upon the store, the sales volume generated and other factors. The commissions are paid by the on-line merchant to the Company anywhere between 30 days and 90 days following the purchase, depending upon the agreement between the Company and the on-line merchant.

     The Company is in the process of expanding its operational capacity to accommodate the approximately one hundred additional merchants who have indicated a desire to obtain "floor space" at the Company's web site. Capacity at a web site is a function of band width capacity. The Company is currently negotiating with three different telecommunications companies to provide the additional band width which will be necessary to accommodate these additional on-line merchants. The Company also periodically reviews sales volumes at various stores to ascertain whether continued inclusion at the Company's web site is warranted. Total sales volume generated through the Company's on-line shopping portal has risen steadily since the Company merged with 800 America, Inc. in July 1999 as follows:

           Month                                     Sales Volume in Dollars
           -----                                     -----------------------
        July, 1999                                           1,507,082
        August, 1999                                         2,666,994
        September, 1999                                      6,526,408
        October, 1999                                        7,940,890
        November, 1999                                      13,261,362
        December, 1999                                      12,833,851

     The Company believes that the significant sales volume increases for November and December were partially a reflection of the holiday shopping season. However, given the increased operational capacity of the Company's web site in the upcoming year and the corresponding increase in the number of merchants whose products and services can be accessed by the consumer, the Company believes that the monthly sales volumes during the year 2000 may stabilize at the year end 1999 levels.


     Internet Web Guide Magazine

     In addition to its shopping portal business, the Company also publishes a monthly on-line magazine entitled Internet Web Guide Magazine. Located at www.internetwebguide.com, the magazine at December 31, 1999 had approximately 70,000 subscribers. On January 1, 2000, the Company implemented a new subscription policy that lowered its annual subscription fee from $19.95 to $9.95. Management analyzed the subscription history of the Internet Web Guide Magazine and determined that by lowering the subscription rate, the Company could attract new subscribers, increase readership and thereby increase advertising rates. The magazine features articles, reviews of web sites and features of current interest to its readers. A Spanish language version of the magazine is also available and the Company expects to have editions available in Italian, German, Portuguese and French by the end of January 2000. The Company believes that the primary advantage of offering an on-line magazine is that readers can browse through each edition until an interesting site is spotted and then simply click onto that web site directly. No typing, with the potential for typing errors, is necessary to access the chosen site.

     Advertising revenue derived from the magazine has remained fairly stable at a level of approximately $12,000 per month. However, with the expiration of most advertising contracts at December 31, 1999, management has decided to increase advertising rates by approximately 50%. The Company believes that the expected increase in advertising revenues will more than offset any decrease in subscription revenues that would result from a lower subscription rate, even assuming no increase in the number of subscribers at the lower rate.



     Planned Activities

     The Company believes strongly in the power of the internet to bring people into contact with many different types of services and products, as well as afford people the opportunity for greater interaction. Toward that end, in March

2000 the Company intends to launch an auction site, Steeplehouse.com. The focus will be on medium to high-priced items. Revenues, if any, are expected to be derived almost exclusively from commissions.

     In May 2000, the Company plans to launch a shopping site in 3D specifically targeting those individuals who normally purchase merchandise through television shopping channels. The Company believes that the advantage this site will have over TV cable shopping channels is that the shopper will not have to wait hours until the item of choice is shown. The shopper can click on the category desired and all items in that category will pop up one by one in 3D with voice description.

     In the third week of February 2000 the Company will launch a new site DONOTSMOKE.com. This site will feature live and in real time the suffering of a smoker who has cancer or other disease caused by smoking. The site will show how the smoker now functions in his or her daily life and will follow the patient's each move 24 hours a day. The observer will be able to see the pain and hardships brought on by a life of smoking. After the first month, the site will have live scenes from the operating rooms of various hospitals. Actual operations of heart transplants, etc. will be seen. The Company anticipates this new site may generate as many as 5 million "hits" per month. Revenue, if any, is expected to be derived from pharmaceutical companies through the advertisement of their products.


Competition

     Competition in the exploding on-line shopping industry is intense with numerous companies competing in what is currently a highly fragmented industry. Almost all of the major national retailers have established their own web sites and are experiencing major growth in this segment of their business. In addition, several companies have emerged with on-line shopping portals similar to that of the Company. Many of these companies have spent million of dollars in advertising and marketing in an attempt to carve out a niche and establish their brand name in this highly competitive market. However, few of these large national competitors are currently operating profitably since they plow huge sums of money into advertising in order to establish their market identity. As a result, the advertising market is becoming saturated with numerous on-line merchants and confusion among consumers is starting to become a real problem. The result is that it is becoming more difficult for each company to differentiate its products and services from those of its rivals. Because of the Company's limited resources, it will have a difficult time competing with these large national organizations whose financial strength is significantly greater than that of the Company. There is no assurance that the Company will be able to compete effectively with these larger organizations or continue to operate profitably in the on-line shopping mall business. The Company is also aware that several new companies have also begun to offer on-line shopping portals with a customer rebate feature. This particular niche of the on-line shopping industry is highly fragmented and there are virtually no barriers to entry into this market. The Company expects on-line shopping sites to proliferate and that the key to competing successfully will be to offer more services and promotions to our customers.


Employees

     The Company has 14 employees, including 11 full time employees. Three additional employees work part-time and serve as computer programmers. The Company may hire additional employees in the ensuing year, both full time and part time, if its level of operations requires an increase in its work force.

Forward Looking Statements

     This report on Form 10-KSB contains certain forward-looking statements that are based on what we believe are reasonable beliefs and assumptions of our management. Often, you can recognize these statements because we use words such as "believe", "anticipate", "intend", "estimate" and "expect" in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

     Item 2. Description of Property
             -----------------------

     The Company does not own any real property. The Company's corporate offices are located in Nashville, Tennessee where the Company leases an aggregate of approximately 2000 square feet of space from two nonaffiliates at two different sites. One lease provides for a monthly rental of $791 per month and increases 7 1/2% per annum over the remaining two years of the lease. The second lease is also for three years and provides for a monthly rental of $525.


     Item 3. Legal Proceedings.
             ------------------

     There are no legal proceedings, pending or threatened, to which the Company is a party.


     Item 4. Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.

                                     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------

     The Company's common stock currently trades on the OTC electronic bulletin board under the symbol ACCO. Since the common stock began trading in November 1999, it has had a high bid of $5.25 and a low bid of $3.75. The Company intends to apply for trading on the NASDAQ Small Cap Market in the current quarter, but there can be no assurance that the Company's application for listing will be accepted. The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit the future payment of dividends on common stock.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------------

General

     The Company's primary business involves the operation of a shopping portal web site. The Company derives revenue from different aspects of the shopping site. For example, an annual $10.00 membership fee is charged to members that entitles such members to a rebate for shopping on-line through the Company's web site. The web site allows members access to over two hundred fifty stores, including many nationally known and recognized retailers, and offers such members a rebate of from 3% to 10% on purchases made through the web site. The Company also derives revenues from the payment of rent and commission fees from the merchants and retailers whose stores are represented at the Company's web site. Rents vary between fifty and two hundred dollars per month per retailer and commissions, which vary between 5% and 20%, are based upon the volume of sales. The Company also devotes substantial time and resources to, and derives significant revenues from, the publication of an on-line family magazine by the name of "Internet Web Guide Magazine". The Company currently has approximately 70,000 subscribers worldwide. On January 1, 2000, The Company lowered its annual subscription rate from $19.95 to $9.95.

     The following discussion, which compares the operating results, liquidity and capital resources for the year ended December 31, 1999 with the year ended December 31, 1998 reflects the fact that the Company changed its business in July 1999 from a company providing trademark and copyright protection for the Nashville music industry to an on-line shopping portal and on-line magazine. As such, results of operations for these respective years are not comparable because the business in which the Company was engaged from July 9, 1999 through December 31, 1999 was substantially different from its prior business.

REUSLTS OF OPERATIONS
---------------------

Years Ended December 31, 1999 and December 31, 1998
---------------------------------------------------

     The Company had revenues of $3,283,575 for the year ended December 31, 1999 compared to revenues of $27,398 for the year ended December 31, 1998. Net income for the year ended December 31, 1999 was $166,980 compared to a net loss of $70,856 for the year ended December 31, 1998. The annual results of operations were not comparable because of the completely different nature of the businesses in which the Company was engaged in the respective years. By way of example, 99.8% of the revenues and all of the net income for the year ended December 31, 1999 was derived from operations since the Company acquired 800 America, Inc. on July 9, 1999. Costs and expenses for the year ended December 31, 1999 were $3,008,405, resulting in operating income for the year of $275,170. This compares with costs and expenses of $91,793 that resulted in an operating loss of $64,395 for the year ended December 31, 1998. Customer rebates totaled $2,135,668 for the year ended December 31, 1999 and represented approximately 71% of total costs and expenses. All of this rebate expense was incurred after July 9, 1999. Other than customer rebates, the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $320,980 (including salaries and other personnel expenses), bad debt expenses in the amount of $66,000, advertising costs and expenses in the amount of $397,738 and depreciating and amortization expenses of $88,019. There were no comparable rebate, advertising, or depreciation and amortization expenses incurred in the year ended December 30, 1998. Management expects that advertising expenses will increase in the quarter ending March 31, 2000 as the Company's television advertising campaign accelerates. Because of the Company's limited operating history in the on-line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. In particular, the bad debt expense category may be reduced significantly as the Company gains experience in managing its accounts receivable and as the stores which are represented in the Company's on-line shopping mall establish a payment history with the Company.

     The Company believes that its revenues and expenses will increase substantially in the year ending December 31, 2000, both because of the continuing expansion of the Company's business and because the year end results at December 31, 2000 will reflect a full year of operations as a shopping portal and on-line magazine business, whereas the results of operations for the year ended December 31, 1999 reflected only six months as a shopping portal and on-line magazine business. Additional expenses are also likely to be incurred as the Company expands its bandwidth capacity in order to accommodate new stores at its web site as well as the planned on-line auction site. The Company is also in the process of mounting a major advertising campaign in certain select geographic areas and expects that these advertising efforts will result in additional on-line members and a corresponding increase in shopping volume.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

     Net cash used in operating activities was $185,660 in the year ended December 31, 1999 compared to net cash used in operations of $8,830 for the year ended December 31, 1998. The Company's net cash increase for the year ended December 31, 1999 was $391,987 compared to a net cash decrease for the year ended December 31, 1998 of $7,132. The Company's ending cash balance at December 31, 1999 was $392,564 compared to and ending cash balance at December 31, 1998 of $577. Net cash inflows from operations are expected to continue during the ensuing fiscal year ending December 31, 2000.

     The Company's cash and cash equivalents as of December 31,1999 were $392,564. The Company had working capital (current assets less current liabilities) of $617,420 at December 31, 1999 and no material long-term commitments or material commitments for capital or operational expenditures.

     The Company believes that its current capital resources and liquidity are adequate for its present level of activity for at least the next twelve months. Other than advertising, marketing and promotional expenses and additional development of additional on-line sites, the Company does not have any plans for significant capital or operating expenditures above its current level. However, if the Company determines that significant additional advertising and marketing expenses are warranted over the next twelve months, the Company may seek additional funds, including the sale of its common stock in either public or private transactions.


YEAR 2000 ISSUES

     The Company did not experience any material disruptions in its operations or activities as a result of the so-called "Y2K Problem". Nor did the Company incur material expenses in correcting perceived or suspected Y2K problems. In addition, the Company is not aware that any of its suppliers, customers or on-line partners has experienced any material disruptions in their operations or activities. The Company does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such a problem.

     It is possible, however, that if "Year 2000" problems are incurred by the customers or on-line partners of the Company, such problems could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company.

Item 7. Financial Statements.
        ---------------------


--------------------------------------------------------------------------------



                              800America. com, Inc.

                          Audited Financial Statements

                            December 31, 1999 an 1998










--------------------------------------------------------------------------------

                              800America.com, Inc.

                         Audited Financial Statements








                               Table of Contents



Independent Auditors Letter .......................................      F-1

Balance sheet .....................................................      F-2

Income Statement ..................................................      F-3

Analysis of Stockholders' Equity ..................................      F-4

Cash Flow Statement ...............................................      F-5

Notes to Financial Statements .....................................      F-6

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. O. Box 15728
                         Hattiesburg, Mississippi 39404

                          Report of Independent Auditor




The Board of Directors
800 America . Com
P. O. Box 291029
Nashville, TN 37229

I have audited the accompanying balance sheet of 800 America. Com a Delaware Corporation, as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. As well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 America . Com at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Sincerely,



Jack F. Burke, Jr.

January 21, 2000




                                           800America. com, Inc.
                                           Balance Sheet
                                           December 31



                Assets                                             1999                     1998

Current Assets
     Cash and Cash Equivalents                                 $   392,564              $       577
     Accounts Receivable                                           528,802
     Allowance for Doubtful Accounts                               (66,000)
     Prepaid Advertising                                           121,600
     Deposit on Equipment                                           94,000
                                                               -----------              -----------
Total Current Assets                                             1,070,966                      577
                                                               -----------              -----------

Property and Equipment
     Equipment                                                     219,308                   16,849
     Software                                                      157,399
     Auto                                                           20,738
                                                               -----------              -----------
                                                                   397,445                   16,849
     Less Depreciation and Amortization                            (88,019)
                                                               -----------              -----------
Net Property and Equipment                                         309,426                   16,849
                                                               -----------              -----------

Other Assets
     Deposit                                                                                    450
                                                               -----------              -----------

Total Assets                                                     1,380,392                   17,876
                                                               ===========              ===========

        Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable - Trade                                        8,995                   27,244
     Rebates Payable                                               330,551
     Income Tax Payable                                            114,000
     Notes Payable - Related Parties                                                        143,750
     Other Notes Payable                                                                     13,750
     Other Current Liabilities                                                               31,059
                                                               -----------              -----------
Total Current Liabilities                                          453,546                  215,803
                                                               -----------              -----------

Stockholders' Equity
     Preferred Stock $0.001 Par Value
          5,000,000 Shares Authorized 0 Issued                           0                        0
     Common Stock $0.001 Par Value
          700,000 Shares Issued and Outstanding                                                 700
     50,000,000 shares Authorized At $0.001 Par value
          12,250,000 Shares Issued and Outstanding                  12,250
     Additional Paid In Capital                                    952,312                    6,069
     Retained Earnings (Deficit)                                   (37,716)                (204,696)
                                                               -----------              -----------
Total Stockholders' Equity and (Deficit)                           926,846                 (197,927)
                                                               -----------              -----------

Total Liabilities and Stockholders' Equity (Deficit)           $ 1,380,392              $    17,876
                                                               ===========              ===========

                                The Accompanying "Notes to Financial Statements"
                                Are An Integral Part of These Financial Statements



                                               800America. com, Inc.
                                               Income Statement
                                               For Years Ended December 31




                                                        1999                   1998                   1997

Revenues                                            $ 3,283,575            $    27,398            $     1,553
                                                    -----------            -----------            -----------

Cost and Expenses
     General, Selling and Administration                320,980                 64,396                  6,115
     Rebates to Customers                             2,135,668
     Advertising                                        397,738
     Depreciation and Amortization                       88,019
     Bad Debts                                           66,000                  9,199                100,000
     Other Operating Expense                                                    18,198                 25,884
                                                    -----------            -----------            -----------
          Total                                       3,008,405                 91,793                131,999
                                                    -----------            -----------            -----------

Operating Income (Loss)                                 275,170                (64,395)              (130,446)

Other Income (Expense)
     Interest Income                                      5,810                 10,699
     Interest Expense                                                          (17,160)                (3,379)
                                                    -----------            -----------            -----------

Income (Loss) Before Income Tax                         280,980                (70,856)              (133,825)

Income Tax (Expense)                                   (114,000)
                                                    -----------            -----------            -----------

Net Income (Loss)                                   $   166,980            ($   70,856)           ($  133,825)
                                                    -----------            -----------            -----------

Basic Earnings Per Share Common Stock               $      0.03            ($     0.10)           ($     0.19)

Basic Weighted Average Common Shares
   Outstanding                                        6,243,132                700,000                700,000

Diluted Earnings Per Share
   Common Stock                                     $      0.03

Diluted Weighted Average
   Common Shares Outstanding                          6,432,989



                                The Accompanying "Notes to Financial Statements"
                                Are An Integral Part of These Financial Statements



                                              800America. com, Inc.
                                              Changes in Stockholders' Equity
                                              Years Ended December 31, 1999 and 1998




                                             Common       Common        Additional                     Total
                                             Stock        Stock          Paid In       Offering       Retained     Stockholders'
                                             Shares       Amount         Capital         Cost         Earnings        Equity

Balance December 31, 1997                    700,000    $       700    $    13,800    ($    4,336)   ($  133,840)   ($  123,676)

Services Contributed by
   Stockholder At Fair Value                                                12,000                                       12,000

Office Space Contributed by
   Stockholder At Fair Value                                                 6,000                                        6,000

Deferred Offering Cost                                                                    (21,395)                      (21,395)

Net Loss From Year Ended
   December 31, 1998                                                                                     (70,856)       (70,856)
                                          -------------------------------------------------------------------------------------

Balance December 31, 1998                    700,000    $       700    $    31,800    ($   25,731)   ($  204,696)   ($  197,927)




Sale Of Common Stock at $2.50
   Per Share Pursuant To Initial
   Public Offering Net Of Offering
   Cost March 31, 1999                        80,000    $        80    $   199,920    ($    1,207)                  $   198,793

Services And Rental Contributed
   By Corporate Office                                                       9,000                                        9,000

Common Shares Issued Pursuant To
   Merger At July 9, 1999                 11,170,000         11,170        (11,170)

Common Shares Sold At July 9, 1999           300,000            300        499,700                                      500,000

Additional Paid In Capital
   November 2, 1999                                                        250,000                                      250,000

Net Profit For Year Ended
   December 31, 1999                                                                                     166,980        166,980
                                          -------------------------------------------------------------------------------------

Balance December 31, 1999                  1,225,000    $    12,250    $   979,250    ($   26,938)   ($   37,716)   $   926,846
                                          -------------------------------------------------------------------------------------


                                        The Accompanying "Notes to Financial Statements'
                                        Are An Integral Part of These Financial Statements



                               800America. com, Inc.
                               Statement of Cash Flows
                               Year Ended December 31, 1999



                                                         1999            1998


Cash Flows From Operating Activities
     Net Income (Loss)                                 $ 166,980      ($ 70,856)
     Adjustments to Reconcile Net Income
        To Cash Used in Operating Activities
     Depreciation and Amortization                        88,017          8,534
     Bad Debts                                            66,000
     Accounts Receivable - Increase                     (528,802)
     Prepaid Advertising - Increase                     (121,600)
     Deposit on Equipment - Increase                     (94,000)
     Accounts Payable - Decrease (Increase)              (18,249)        35,492
     Other Current Liabilities - Decrease                (31,059)
     Rebates Payable - Increase                          330,551
     Income Tax Payables - Increase                      114,000
     Notes Payable - Decrease                           (157,500)
     Service and Office Space Contributions                              18,000
                                                       ---------      ---------
Net Cash Used In Operations                             (185,660)        (8,830)
                                                       ---------      ---------

Cash Flows From Investing Activities
     Equipment Purchased                                (202,009)        (1,321)
     Software Purchased                                 (157,399)
     Auto Purchased                                      (20,738)
                                                       ---------      ---------
Net Cash Used In Investing Activity                     (380,146)        (1,321)
                                                       ---------      ---------

Cash Flows From Financing Activities
     Common Stock Increase                                11,550
     Additional Paid In Capital Increase                 946,243
     Offering Cost Incurred                                             (25,731)
     Proceeds From Notes Payable                                         28,750
                                                       ---------      ---------
Net Cash Provided By Financing Activity                  957,793          3,019
                                                       ---------      ---------

Net Cash Increase (Decrease)                             391,987         (7,132)

Beginning Cash Balance                                       577          7,709
                                                       ---------      ---------

Ending Cash Balance                                    $ 392,564      $     577
                                                       ---------      ---------


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America. com, Inc.

                          Notes to Financial Statements


Note 1 - Significant Accounting Policies

Nature of Operations - 800America. com, Inc. (A Nevada Corporation), is an Internet Rebate Shopping Portal located in Nashville, Tennessee. The Internet portal allows customers access to the web sites of stores from all parts of the country ranging from some of the largest and best known stores to some of the smaller regional stores. Each store offers subscribers a rebate on all purchases ranging from three to ten percent based on each store's policy. Upon proof of purchase from the subscriber, the company accrues and pays the rebate expense. In turn, the selling store pays the company a commission ranging from five to twenty percent depending on the store. 800America. com, Inc. has been in full operation for nine months. The operations were developed during February and March of 1999 by a related company and was then purchased by 800 America Inc., (see Note 4 Capitalization of Assets - Related Parties).

Principles of Consolidation - The consolidated statement contains the accounts of 800 America Inc. which was merged with and into World House Entertainment Inc. which name has been changed to 800America. com, Inc. (See Note 2 Merger With 800 America Inc.).

Cash and Cash Equivalents - The company's cash consists of unrestricted checking and savings accounts. Cash equivalents are defined as short term instruments with an original maturity date of three months or less. The company holds U.S. Treasury Notes due in ninety days from purchase of $199,506. Amounts are as follows:

                      Cash in Bank                  $193,058
                      Treasury Notes                 199,506
                                                    --------
                         Total                      $392,564
                                                    ========

Accounts Receivable - The company in its nine months of operations has acquired accounts receivable balances of $528,802 which consist primarily of discounts due from stores. A 12 1/2% allowance for doubtful accounts have been established on the existing balance. There were no accounts receivable at December 31, 1998.

Customer Rebates Payable - Verified rebates due to subscribers amount to $330,551 at December 31, 1999 and zero at December 31, 1998.

Accounts Payable - Consist of normal trade accounts and amounts to $8,995 at December 31, 1999 and $27,244 at December 31, 1998.

Income Taxes - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Estimated income tax due at December 31, 1999 is $114,000 and for December 31, 1998 is zero

Reconciliation of book income and taxable income:

        Net Operating Income Before Income Tax                 $280,980
        Provision For Doubtful Accounts                          66,000
                                                               --------

          Taxable Income                                       $346,980

Income before income tax and provision for income tax expense from continuing operations at December 31, 1999.

       Income Before Taxes                                     $280,980
       Current Federal Income Tax                               114,000
                                                               --------
          Income After Taxes                                   $166,980

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

Property and Equipment/Depreciation - Property and equipment are recorded at cost (see Note 4 Capitalization of Assets - Related Parties) and depreciated on the straight line basis over their estimated useful lives ranging from three to five years. Depreciation for the period ended December 31, 1999 is $88,019 and zero at December 31, 1998.

Operating Leases - Lease expense for year ended December 31, 1999 was $17,800 and for year ended December 31, 1998 was $6,000. The company has leased new facilities at 1301 Mt. Juliet Road for $698 per month and increasing 7 1/2% in each of the next two years. The company has leased additional facilities at 1929 21st Street, Nashville for three years at $450 per month for each year. The details for the new lease are as follows:


                           1301 Mt. Juliet Rd             1929 21st. Street
                              Mt. Juliet                    Nashville, TN
                              ----------                    -------------
1st Year                       $8,376                          $5,400
2nd Year                        9,004                           5,400
3rd Year                        9,679                           5,400

Note 2 - Merger With 800 America Inc.

The company's merger qualified as a tax free reorganization and was accounted for as a pooling of interest. Word House Entertainment Inc. is not a significant component of the merger and will continue the on going operations of 800 America Inc. under the new name of 800America. com, Inc. Ten million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders' and one million nine hundred fifty thousand (1,950,000) shares were issued to World House Entertainment Inc. shareholders. The previously outstanding shares of both corporations were canceled. Three hundred thousand (300,000) shares were sold immediately after the merger for five hundred thousand dollars ($500,000).

Note 3 - Financial Instruments

Fair Value - The carrying value of cash accounts receivable, accounts payable, and customer rebates approximates fair value.

Concentrations of Credit Risk - Financial instruments that potentially subject the company to credit risk include cash on deposit at a financial institution in the amount of $193,058 which is federally insured for up to $100,000 at December 31, 1999, which is represented by its Accounts Receivable. The company has additionally established an allowance for doubtful accounts of 12 1/2% against the receivables. The company has extended unsecured credit to regular customers of $528,802 at December 31, 1999. There were no concentrations of credit risk at December 31, 1998. The company does not require collateral to support financial instruments subject to credit risk.

Note 4 - Capitalization of Assets
              Related Parties

The merged company, 800 America Inc., acquired its beginning operations from a related party, Internet Web Guide, Inc.. Internet Web Guide, Inc. developed the web site and collected income from subscribers and from stores. 800 America Inc. and Internet Web Guide Inc. agreed that Internet Web Guide Inc. cost for developing the web site was $10,000.

800 America Inc. entered into an agreement with Internet Web Guide Inc. to purchase the web site and other assets from Internet Web Guide Inc. for the approximate amount of income collected in the development period ($127,000). The purchase price was allocated as follows:

                     Equipment                    $70,000
                     Fixtures                      10,000
                     Web Site                      10,000
                     Subscriber Base               37,000
                                                  -------
                      Total                      $127,000

Notes 5 - Revenues Recognition

The company derives income from three sources. Individual subscribers (shoppers) pay an annual subscription of ten dollars ($10), rental from stores comprising the shopping portal ranging from fifty dollars ($50) to two hundred dollars ($200) per month and commissions from store sales. Revenues are accrued when they become due.

Note 6 - Supplemental Cash Flow Information

                                                         1999           1998
                                                         ----           ----
                     Interest Paid                       $728          $17,160
                     Income Tax Paid                        0                0


Note 7 - Non Cash Transactions

                     Office Space Contributed
                       (Fair Value)                    $9,000           $6,000

Note 8 - Stock Option Plan

The company started a stock option plan (the Plan) which provide for the granting of incentive stock options to all full time employees as well as non qualified options to non employee directors and consultants. The Plan is designed so that options under the Plan are granted at 100% of Fair Market Value at date of grant date. The following summerize the options granted, exercised and outstanding:

December 31,                           1999            1998           1997
------------                           ----            ----           ----

Options outstanding beginning
     of year                                 0           0              0
Granted                              1,650,000           0              0
Exercised                                    0           0              0
Options outstanding end of year      1,650,000           0              0

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     On August 9, 1999 the Company dismissed Cordovano and Harvey, P.C., an accounting firm located in Denver, Colorado and hired Jack F. Burke, Jr., a certified Public Accountant located in Hattiesburg, Mississippi. None of the accountants reports of Cordovano and Harvey, P.C. contained any adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope, or accounting principles, except that their report dated March 18, 1999 includes a "going concern" qualification which describes the uncertainty resulting from the substantial doubt as to the Company's ability to continue as a going concern. The decision to change accountants was due to the fact that Mr. Burke had acted as auditor for 800 America, Inc. at and prior to the time it was merged into the Company. The Board of Directors of the Company believed it would be in the best interest of the Company if Mr. Burke continued in that role for the Company following completion of the merger and therefore approved the change of accountants.

     At the time the Company changed accountants, there were no disagreements with Cordovano and Harvey, P.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cordovano and Harvey, P.C., would have caused Cordovano and Harvey, P.C. to make reference to the subject matter of the disagreement in connection with any of its reports.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The executive officers and directors of the Company and their ages are as follows:

    Name                      Age                   Position
    ----                      ---                   --------

Elie Rabi                     61         President, Treasurer, and Director

Bobby Walley                  59         Director

Darvin D. Pierce              58         Director


     Elie Rabi has served as the President of the Company since July 9, 1999 and before that served as President of 800 America, Inc. from its inception in March 1999. He is responsible for general management of the Company as well as the marketing of its on-line shopping site and the publication of its on-line Internet Web Guide Magazine. Mr. Rabi had been in retirement since 1994, after serving as a financial and marketing consultant to various international companies in Africa and South America. From 1980 to 1990, he served as President and CEO of the Carmel Group of companies, a multinational privately held corporation based in South America, with 14 international offices, sales of approximately $1.5 billion and over 6,800 employees. Between 1990 and 1994, Mr. Rabi acted as an international business and financial consultant. Mr. Rabi's education includes a Bachelors Degree in Business Administration and a Masters Degree in Economics and Finance from the Sorbonne University in France, as well as various courses in finance, economics and special courses in political science.

     Bobby Walley attended Mississippi State University where he received a Bachelors Degree in Business Administration, a Masters Degree in Forestry and an AAA Degree (similar to a Ph.D.) in Forestry. Mr. Walley owned a forestry consulting firm, Walley Consulting Co., in Hattiesburg, Mississippi for approximately 10 years prior to its sale in 1998.

     Darvin D. Pierce received an MBA from Northwestern University in Finance and Economics in 1975. He has been a professional investment advisor for over 20 years. Presently, he is the co-manager of five mutual bank loan funds for Van Kampen Funds of Oakbrook, Terrace, Illinois, with whom he has been employed since 1990. In this capacity, Mr. Pierce is the Chief Analyst for $13.2 billion bank originated secured corporate loans, and is responsible for all analytic work, "due diligence" and monitoring of the portfolio; he manages 10 professional and eight clerical and accounting personnel and is responsible for the day-to-day administration, as well as the establishment and maintenance of working relationships with a number of the Syndication Desks/Personnel at major lending institutions in the United States. From 1986 to 1990k he was Senior Vice President, Chief Lending Officer, Australia and New Zealand Bank, New York, New York. From 1980 to 1986, he was the Vice President, Senior Lending Officer of the National Bank of Canada, Chicago, Illinois.

     The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term and thereafter until his successor is duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors on an annual basis.

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under provisions of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year all directors and executive officers have complied with applicable filing requirements.

Item 10. Executive Compensation
         ----------------------

     Summary Compensation Table

The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000. Except for Mr. Elie Rabi, no executive officer received or held any stock options, stock appreciation rights, stock grants or any other similar rights to receive additional compensation of any kind as of December 31, 1999.

                                                                             Long Term Compensation
                                                                             ----------------------
                             Annual Compensation                      Awards                          Payouts
                            -------------------                      ------                          -------
   (a)          (b)         (c)             (d)          (e)           (f)           (g)           (h)        (i)
                                                        Other       Restricted
Name and                                                Annual        Stock                        LTIP      All other
Principal                                              Compen-        Awards       Options/       Payouts    Compen-
Position       Year       Salary($)       Bonus($)     sation($)        $           SARs(#)         ($)      sation($)
--------       ----       ---------       --------     ---------        -           -------         ---      ---------

Elie Rabi      1999       $120,000          0             0             0          250,000           0          0
Chief          1998            0            0             0             0             0              0          0
Executive      1997            0            0             0             0             0              0          0
Officer


     Options/SAR Exercises and Holdings
     ----------------------------------

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 1999.

     Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR
Values:

 (a)                 (b)                  (c)                       (d)                      (e)
                                                           Number of Securities             Value of
                                                          Underlying Unexercised     Unexercised In-the-Money
                   Shares                                   Options/SARs at FY         Options/SARs at FY
                  Acquired                Value                   End (#)                     End ($)
Name             On Exercise(#)         Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------

Elie Rabi           250,000                 0             250,000         0             62,500        0


     There are no employment agreements between the Company and any of its executive officers. Mr. Rabi currently receives a salary of $120,000 per year.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of January 28, 2000 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.


                                                                    Amount and Nature            Percent
                                                                            of                     of
Name and Address                            Title                 Beneficial Ownership          Class (1)
----------------                            -----                 --------------------          ---------

Elie Rabi                          President and Treasurer              250,000(2)                .02%
1301 North Mt. Juliet Road         and Director
Mt. Juliet, TN 37212

Bobby Walley                       Director                              23,000                     *
1301 North Mt. Juliet Road
Mt. Juliet, TN 37212

Darvin D. Pierce                   Director                              33,000(3)                  *
114 Northhampdon Drive
Osego, Illinois 60543

American Deductible, Inc.                                             9,358,000(4)                76.4%
1300 Market Street
Wilmington, Delaware

Owen Enterprises LLC                                                    776,459(5)                 6.1%
11011 King Street, Suite 260-B
Overland Park, KS 66210

Peterson and Sons Holding Company                                       842,500(6)                 6.6%
4001 W 104th Terrace
Overland Park, KS 66207

All officers and directors
as a group                                                            9,404,000(7)               76.8%(7)

 *   less than one percent

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

(2)  Also includes 250,000 stock options issued in the name of Elie Rabi.

(3)  Includes options to purchase 10,000 shares of common stock.

(4) American Deductible, Inc. is a trust established for the benefit of the children of Mr. Rabi. Mr. Rabi does not act as trustee of the trust but has a power of attorney to act on behalf of said trust and may be deemed to have direct voting control of such common stock.

(5) Includes the beneficial interest of Owen Enterprises LLC in 500,000 common stock purchase warrants and its beneficial interest in an option to purchase 500,000 shares. Both warrants and options are held by Owen & Associates IBG, LLC, which is 50% controlled by Owen Enterprises LLC which, in turn, is controlled by David C. Owen.

(6) Includes the beneficial interest of Peterson and Sons Holding Company in 500,000 common stock purchase warrants and its beneficial interest in an option to purchase 500,000 shares. Both warrants and options are held by Owen & Associates IBG, LLC which is 50% controlled by Peterson and Sons Holding Company which, in turn, is controlled jointly by Mark Peterson and Steve Peterson.

(7) Includes shares beneficially owned by American Deductible, Inc. over which Mr. Rabi may be deemed to have direct voting control.

     There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     On July 9, 1999, 800 America, Inc., a Delaware corporation was merged into the Company. As part of the Agreement and Plan of Merger, the Company issued 10,000,000 shares of its common stock to the three shareholders of 800 America, Inc. The Company also changed its name to 800America.com, Inc. Of the restricted shares of the Company issued pursuant to the merger, 9,358,000 shares of common stock were issued to American Deductible, Inc. American Deductible, Inc. is a trust established for the benefit of the children of Elie Rabi, the President and a director of the Company and the former president and controlling shareholder of 800 America, Inc. Mr. Rabi does not act as trustee of the trust but holds a power of attorney on behalf of the trust and may be deemed to hold direct voting control of such shares.

     In December of 1999, the Company issued to Elie Rabi a total of 250,000 incentive stock options under its Stock Option Plan. The Company also issued 1,000,000 common stock purchase warrants to Owen & Associates IBG, LLC at an exercise price of $4.00 per share. Such warrants expire one year from the date of issuance. The Company also issued 1,000,000 options to Owen & Associates, LLC under its Stock Option Plan.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits

3.01              Articles of Incorporation (1)
3.02              Bylaws (2)
10.01-10.18       Material Contracts (3)
16.0              Letter on change in certifying accountant (4)
23.0              Consent of Jack E Burke Jr.
27.01             Financial Data Schedule

     (1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

     (2) Incorporated by reference to Exhibit 3.02 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

     (3) Incorporated by reference to Exhibits 10.01 to 10. 17 respectively to the registration statement of Form SB-2 filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683) and Exhibit
          2.04 to Form 8-K filed July 16, 1999.

     (4) Incorporated by reference to Exhibit 16 to Form 8-K filed with the Securities and Exchange Commission on August 12, 1999.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800America.com, Inc.


                               By: /s/ Elie Rabi
                                   ------------------------------
                                       Elie Rabi
                                       President and Principal Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                           Title                          Date
----------                           -----                          ----

/s/  Elie Rabi                President, Director              January 28, 2000
---------------------         Principal Executive Officer
     Elie Rabi                Principal Financial Officer


 /s/ Bobby Walley             Director                         January 28, 2000
---------------------
     Bobby Walley

 /s/ Darvin D. Pierce         Director                         January 28, 2000
---------------------
     Darvin D. Pierce