Form 10QSB
period 2000-03-31
800 AMERICA COM INC
filed 2000-05-15
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2000

Commission file number 333-51683


                              800america.com, INC.
                              --------------------
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


                                 (800) 999-5048
                                 --------------
                           (Issuer's telephone number)


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

    There were 12,250,000 shares of common stock outstanding on May 5, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No X


Item 1. Financial Statements


                              800America. com, Inc.
                                  Balance Sheet
                                    March 31


                   Assets                                  2000           1999
                   ------                                  ----           ----
Current Assets
     Cash and Cash Equivalents                         $   461,753    $     1,943
     Accounts Receivable                                 1,106,370            450
     Allowance for Doubtful Account                       (139,000)
                                                       -----------    -----------
Total Current Assets                                     1,429,123          2,393
                                                       -----------    -----------

Property and Equipment
     Equipment                                             516,865         16,050
     Software                                              356,249
     Auto                                                   20,738
     Subscriber Base                                        37,000
     Original Web Site                                      10,000
                                                       -----------    -----------
                                                           940,852         16,050
     Accumulated Depreciation                             (141,128)
                                                       -----------    -----------
Net Property and Equipment                                 799,724         16,050

Total Assets                                             2,228,847         18,443
                                                       ===========    ===========


      Liabilities and Stockholders' Equity
      ------------------------------------

Current Liabilities
     Accounts Payable - Trade                               21,639         25,268
     Rebates Payable                                       431,771
     Payroll Payable                                        17,409
     Income Tax Payables                                   302,000
     Other Notes Payable                                                    7,500
     Indebtedness to Related Party                                          2,248
                                                       -----------    -----------
Total Current Liabilities                                  772,819         35,016
                                                       -----------    -----------

Stockholders' Equity
     Preferred Stock $0.001 Par Value
       5,000,000 Shares Authorized 0 Issued
     Common Stock $0.001 Par Value
       700,000 Shares Issued and Outstanding                                  780
     50,000,000 Shares Authorized
       12,250,000 Shares Issued and Outstanding             12,250
     Additional Paid in Capital                          1,202,312        205,782
     Retained Earnings                                     241,466       (223,135)
                                                       -----------    -----------
Total Stockholders' Equity                               1,456,028        (16,573)
                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)   $ 2,228,847    $    18,443
                                                       ===========    ===========

                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements


                              800America. com, Inc.
                                Income statement
                       For the Three Months Ended March 31




                                                      2000              1999
                                                      ----              ----

Revenue                                           $  2,390,824     $      3,847
                                                  ------------     ------------

Cost and Expenses
     General, Selling and Administrative               160,031           19,527
     Rebates to Customers                            1,303,969
     Advertising                                       335,688
     Depreciation and Amortization                      53,109            2,044
     Bad Debts                                          73,000            2,500
     Salaries                                                            10,500
     Consulting
                                                  ------------     ------------
Total Operating Expense                              1,925,797           24,071
                                                  ------------     ------------

Operating Income (Loss)                                465,027          (20,224)
                                                  ------------     ------------

Other Income (Expenses)
     Interest Income                                     2,155            2,500
     Interest Expenses                                                     (713)
                                                  ------------     ------------
Total Other Income (Expense)                             2,155            1,787
                                                  ------------     ------------

Net Income (Loss) Before Income Taxes                  467,182          (18,437)
                                                  ------------     ------------

Income Tax Expense                                     188,000                0
                                                  ------------     ------------

Net Income (Loss)                                 $    279,182     $    (18,437)
                                                  ------------     ------------

Basic Earnings Per Share Common Stock             $       0.02     $      (0.02)

Basic Weighted Average Common
     Shares Outstanding                             12,250,000          760,000

Diluted Earnings Per Share Common Stock           $       0.02

Diluted Weighted Average Common
     Shares Outstanding                             13,915,000


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements


                                                 800America. com, Inc.
                                           Change in Stockholders' Equity
                                       For Three Months Ended March 31, 2000



                                        Common         Common      Additional                                    Total
                                        Stock          Stock         Paid In      Offering        Retained    Stockholders'
                                        Shares         Amount        Capital        Cost          Earning        Equity
                                        ------         ------        -------        ----          -------        ------

Balance December 31, 1999             12,250,000    $    12,250    $   952,312                 $   (37,716)   $   926,846

Additional Paid in Capital
  January 14, 2000                                                     250,000                                    250,000

Net Income for Three Months
  Ended March 31, 2000                                                                              279,182        279,182
                                     -----------    -----------    -----------   -----------    -----------    -----------

Balance March 31, 2000                12,250,000         12,250      1,202,312                      241,466      1,456,028
                                     -----------    -----------    -----------   -----------    -----------    -----------



Balance December 31, 1998                700,000            700         31,800       (25,731)      (204,696)      (197,927)

Sale of Common Stock at $2.50 Per
  Share Pursuant to Initial Public
  Offering Net of Offering Cost           80,000             80        199,920        (4,707)                      195,293

Service and Rent Contributed by
  Corporate Office                                                       4,500                                       4,500

Net Loss for the Three Months
  Ended March 31, 1999                                                                              (18,439)       (18,439)
                                     -----------    -----------    -----------   -----------    -----------    -----------

Balance March 31, 1999                   780,000    $       780    $   236,220   $   (30,438)   $  (223,135)   $   (16,573)
                                     -----------    -----------    -----------   -----------    -----------    -----------



                                   The Accompanying "Notes to Financial Statements"
                                  Are An Integral Part of These Financial Statements


                              800America. com, Inc.
                             Statement of Cash Flows
                           Three Months Ended March 31


                                                           2000          1999
                                                           ----          ----

Cash Flows From Operating Activities
     Net Income (Loss)                                   $ 279,182    $ (18,437)
  Adjustments to Reconcile Net Income
       To Cash Used in Operating Activities
     Deprecation and Amortization                           53,109        2,044
     Bad Debts                                              73,000
     Accounts Receivable - Increase                       (577,568)
     Prepaid Advertising - Decrease                        121,600
     Deposit on Equipment - Decrease                        94,000
     Accounts Payable - Decrease (Increase)                 30,053      (16,941)
     Other Current Liabilities - Decrease                               (15,966)
     Rebates Payable - Increase                            101,220
     Income Tax Payable - Increase                         188,000
                                                         ---------    ---------
Net Cash Provided (Used) From Operating Activities         362,596      (49,300)
                                                         ---------    ---------

Cash Flows From Investing Activities
     Equipment Purchased                                  (297,557)      (1,244)
     Software Purchased                                   (245,850)
                                                         ---------    ---------
Net Cash (Used) in Investing Activities                   (543,407)      (1,244)
                                                         ---------    ---------

Cash Flows From Financing Activities
     Proceed From Issuance of Common Stock                              200,000
     Additional Paid In Capital - Increase                 250,000        4,500
     Offering Cost Incurred                                              (4,708)
     Payment of Notes Payable                                          (150,000)
     Loan From Stockholder                                                2,118
                                                         ---------    ---------
Net Cash Used in Financing Activities                      250,000       51,910
                                                         ---------    ---------

Net Cash Increase (Decrease)                                69,189        1,366

Beginning Cash Balance                                     392,564          577
                                                         ---------    ---------

Ending Cash Balance                                      $ 461,753    $   1,943
                                                         ---------    ---------


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America. com Inc.



                          Notes to Financial Statements


Note 1 - Significant Accounting Policies

Nature of Operations - 800America. Com, Inc. (A Nevada Corporation), is an Internet Rebate Shopping Portal located in Nashville, Tennessee. The Internet portal allows customers access to the web sites of stores from all parts of the country ranging from some of the largest and best known stores to some of the smaller regional stores. Each store offers subscribers a rebate on all purchases ranging from three to ten percent based on each store's policy. Upon proof of purchase from the subscriber, the company accrues and pays the rebate expense. In turn, the selling store pays the company a commission ranging from five to twenty percent depending on the store. The operations were developed during February and March of 1999 by a related company and was then purchased by 800 America, Inc., (see Note 4 Capitalization of Assets - Related Parties).

Principles of Consolidation - The consolidated statement contains the accounts of 800 America Inc. which was merged with and into World House Entertainment Inc. which name has been changed to 800America. com, Inc., (see Note 2 Merger With 800 America Inc.).

Cash and Cash Equivalents - The company's cash consist of unrestricted checking and saving accounts. Cash equivalents are defined as short term instruments with an original maturity date of three months or less. The company has no cash equivalents at March 31, 2000 and 1999.

Accounts Receivable - The company has acquired accounts receivable balances of $1,106,370 which consist primarily of discounts due from stores. A 12 1/2% allowance for doubtful accounts has been established on the existing balance.

Customer Rebates Payable - Verified rebates due to subscribers amount to $431,771.

Accounts Payable - Consist of normal trade accounts and amounts to $21,639 at March 31, 2000 and $25,268 at March 31, 1999.

Income Taxes - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS109), SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future consequences, SFAS 109, generally considers all expected future events other than enactments of changes in the tax law or rates. Estimated income tax due at March 31, 2000 is $254,375 and for March 31, 1999 is zero.

Reconciliation of book income and taxable income:

                                                     March 31, 2000
                                                     --------------

               Net Operating Income Before Income Tax   $467,182
               Provision For Doubtful Accounts            73,000
                                                        --------
                   Taxable Income                       $540,182


Income before income tax and provision for income tax expense from continuing operations.

                                               March 31, 2000
                                               --------------

                     Income Before Taxes          $467,182
                     Current Federal Income Tax    188,000
                                                  --------
                        Income After Taxes        $279,182



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

Property and Equipment/Depreciation - Property and equipment are recorded at cost (see Note 4 Capitalization of Assets - Related Parties ) and depreciated on the straight line basis over their estimated useful lives ranging from three to five years. Depreciation for the three months ended March 31, 2000 is 453,109 and zero at March 31, 1999.

Operating Leases - Lease expense for the three months ended March 31, 2000 was $3,200 and for three months ended March 31, 1999 was $1,500. The company has leased new facilities at 1301 Mt. Juliet Road for $698 per month and increasing 7 1/2% in each of the next two years. The company as leased additional facilities at 1929 21st street, Nashville for three years at $450 per month for each year. The details for the new lease are as follows:

                                    1301 Mt. Juliet Rd    1929 21st Street
                                        Mt. Juliet         Nashville, TN
                                        ----------         -------------
          1st Year                        $8,376              $5,500
          2nd Year                         9,004               5,400
          3rd Year                         9,679               5,400

Note 2 - Merger With 800 America Inc.

The company's merger qualified as a tax free reorganization and was accounted for as a pooling of interest. World House Entertainment, Inc. is not a significant component of the merger and will continue the on going operations of 800 America Inc. under the new name of 800America. Com, Inc. Ten million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders' and one million nine hundred fifty thousand (1,950,000) shares were issued to World House Entertainment, Inc. shareholders. The previously outstanding shares of both corporations were canceled. Three hundred thousand (300,000) shares were sold immediately after the merger for five hundred of thousand dollars ($500,000).

Note 3 - Financial Instruments

Fair Value - The carrying value of cash accounts receivable, accounts payable, and customer rebates approximates fair value.

Concentrations of Credit Risk - Financial instruments that potentially subject the company to credit risk include cash on deposit at a financial institution in the amount of $461,753 which is federally insured for up to $100,000 at march 31, 2000, which is represented by its cash in bank. The company has extended unsecured credit to regular customers of $1,106,370 at March 31, 2000.The company has additionally established an allowance for doubtful accounts of 12 1/2% against their receivables. The company does not require collateral to support financial instruments subject to credit risk.

Note 4 - Capitalization of Assets
         Related Parties

The merged company, 800 America Inc., acquired its beginning operations from a related, Internet Web Guide, Inc. . Internet Web Guide, Inc. developed the web site and collected income from subscribers and from stores. 800 America Inc. and Internet Web Guide. Agreed that Internet Web Guide Inc. cost for developing the web site was $10,000.

800 America Inc. entered into an agreement with Internet Web Guide Inc. to purchase the web site and other assets from Internet Web Guide Inc. for the approximate amount of income collected in the development period $127,000. The purchase price was allocated as follows:

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

Note 6 - Supplemental Cash Flow Information

                                          March 31,  March 31,
                                           2000       1999
                                           ----       ----
        Interest Paid                        0        $713
        Income Tax Paid                      0           0


Note 7 - Non Cash Transaction

     Office Space Contributed (Fair Value)   0      $4,500

Note 8 - Stock Option Plan

The company started a stock option plan (the Plan) which provide for the granting of incentive stock options to all full time employees as well as o qualified options to non employee directors and consultants. The Plan is designed so that options under the Plan are granted at 100% of Fair Market Value at date of Grant. The following summerize the options granted, exercised and outstanding:

          March 31,                                  2000       1999     1998
          ---------                                  ----       ----     ----
   Options outstanding beginning of the quarter   $1,650,000      0        0
   Granted                                                 0      0        0
   Exercised                                               0      0        0
   Options outstanding end of the quarter         $1,650,000      0        0

Item 2. Management's Discussion and Analysis or Plan of Operations.

     General

     The Company's primary business involves the operation of a shopping portal web site. The Company derives revenue primarily from commission's earned from retailers who are represented at the shopping site. The web site allows customers access to over three hundred stores, including many nationally known and recognized retailers. Until January 1, 2000, the Company allowed members who paid a $10.00 annual membership fee to shop through the Company's web site and offered such members a rebate of from 3% to 10% on purchases made through the web site. As of January 1, 2000, the Company no longer charges an annual fee and the customer is no longer entitled to a rebate on purchases made through the web site. Customers who had paid the annual membership fee prior to January 1, 2000 are still entitled to rebates until their annual membership expires. The Company's commission structure with its merchants and retailers whose stores are represented at the Company's web site vary between 5% and 20%, and are based upon the volume of sales. The Company had also charged a monthly rental fee of between $50 and $200 per month to its on-line retailers for use of the Company's site, but merchant resistance and the administrative burden compared to the relatively insignificant rental income convinced the Company to terminate its policy of charging rent to its retailers. The Company also devotes substantial time and resources to, and derives significant revenues from, the publication of an on-line family magazine by the name of "Internet Web Guide Magazine". The Company currently has approximately 70,000 subscribers worldwide. On January 1, 2000, The Company lowered its annual subscription rate from $19.95 to $10.00.

     In the quarter ended March 31, 2000, the Company also acquired Rothmancloseouts.com, Inc., an on-line merchant that specializes in bulk merchandise and closeouts. The Company has also recently introduced a new web site, Steeplehouse.com that acts as an on-line auction house for high-end merchandise and services, including art work, vintage cars and other collectibles.

     The following discussion, which compares the operating results, liquidity and capital resources for the quarter ended March 31, 2000 with the quarter ended March 31, 1999 reflects the fact that the Company changed its business in July 1999 from a company providing trademark and copyright protection for the Nashville music industry to an on-line shopping portal and on-line magazine. As such, results of operations for these respective quarters are not comparable because the business in which the Company was engaged in the quarter ended March 31, 2000 was substantially different from the comparable quarter ended March 31, 1999.

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999.
----------------------------------------------------------------------

     The Company had revenues of $2,390,824 for the quarter ended March 31, 2000 compared to revenues of $3,847 for the quarter ended March 31, 1999. Net income for the quarter ended March 31, 2000 was $279,182 compared to a net loss of $18,437 for the quarter ended March 31, 1999. The quarterly results of operations were not comparable because of the completely different nature of the business in which the Company was engaged in the respective quarters. Total operating expenses for the quarter ended March 31, 2000 were $1,925,797, resulting in operating income for the quarter of $465,027. Customer rebates totaled $1,303,969 and represented approximately 68% of total operating expenses. Other than customer rebates, the largest categories of costs and expenses were advertising expenses of 335,688; general and administrative expenses in the amount of $160,031, bad debt expenses in the amount of $73,000 and depreciation and amortization expenses of $53,109. Management expects that advertising expenses will continue to increase in the quarter ending June 30, 2000 as the Company's television advertising campaign accelerates. Because of the Company's limited operating history in the on line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. In particular, the bad debt expense category, while stable, may change substantially as the Company gains experience in managing its accounts receivable and as the stores who are represented in the Company's on line shopping mall establish a payment history with the Company.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending December 31, 2000. and into the next fiscal year as the full impact of the Company's new on-line shopping business takes effect. Management is continuing to recruit additional merchants to the approximately 300 that are already represented on the Company's web site. The Company is also in the process of mounting a major advertising campaign in certain select geographic areas and expects that these advertising efforts will result in additional on-line members and a corresponding increase in shopping volume.

     Management expects its business to also grow because of new web sites it has established which have the potential to expand the company's operations and increase its revenues. For example, Steeplehouse.com, an on-line, high-end auction site, commenced operations in April of 2000. The Company also expects to generate additional revenues from Rothmancloseouts.com, a recently acquired site specializing in closeout merchandise.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash produced from operating activities was $362,596 in the three months ended March 31, 2000 compared to net cash used in operations of $49,300 for the three months ended March 31, 1999. Net cash used in investing activities was $543,407 during the quarter ending March 31, 2000 compared to $1,244 in the quarter ended March 31, 1999.

     The Company's cash and cash equivalents as of March 31, 2000 were $461,753. At March 31, 2000, the Company had current assets of $1,429,123 and current liabilities of $722,819, resulting in working capital at March 31, 2000 (current assets less current liabilities) of $656, 304. At March 31, 2000, the Company's only material financial obligation was a two year lease for use of a T-3 from Bell South at a monthly rental rate of $12,800. This lease obligation was incurred in order to increase the band width capacity of the Company's web sites. Except for this lease obligation, the Company had no long term financial obligations and no material long-term commitments or material commitments for capital or operational expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than advertising and promotional expenses, the Company does not have any plans for significant capital or operating expenditures above its current level unless it determines to develop additional web sites that could result in additional development costs.

     YEAR 2000 COMPLIANCE

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

     None

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          27.1 Financial Data Schedule

     (b)  Reports of Form 8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                800america.com, Inc.

Date: May 4, 2000                               /s/ Elie Rabi
-----------------                               -------------
                                                Elie Rabi
                                                Chief Executive Officer
                                                Principal Financial Officer