Form 10QSB
period 2000-06-30
800 AMERICA COM INC
filed 2000-08-11
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 2000

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

   There were 12,450,000 shares of common stock outstanding on August 2, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No  X

Item 1. Financial Statements


                              800America. Com, Inc.
                                  Balance Sheet
                             June 30, 2000 and 1999


                Assets                                  2000           1999
                                                        ----           ----

Current Assets
     Cash and Cash Equivalents                       $   457,535    $     1,502
     Accounts receivable                               1,272,513
     Less Allowance for Doubtful Accounts               (139,000)
     Prepaid Expenses                                                       450
                                                     -----------    -----------
Total Current Assets                                   1,591,048          1,952
                                                     -----------    -----------

Property and Equipment
     Equipment                                           665,125         14,005
     Software                                            575,352
     Auto                                                 20,738
     Subscriber Base                                      37,000
     Original Web Site                                    10,000
                                                     -----------    -----------
                                                       1,308,215         14,005
     Less Accumulated Depreciation                      (167,321)
                                                     -----------    -----------
Net Property and Equipment                             1,140,894         14,005
                                                     -----------    -----------

Other Investment - Rothman                               200,000
                                                     -----------

Total Assets                                           2,931,942         15,957
                                                     ===========    ===========


Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                     30,633          9,442
     Accrued Expenses                                     19,356         22,201
     Rebates Payable                                     627,460
     Income Tax Payable                                  355,000
     Notes Payable                                                       12,500
     Stockholders Loan                                                    2,248
                                                     -----------    -----------
Total Current Liabilities                              1,032,449         46,391
                                                     -----------    -----------

Stockholders' Equity
     Preferred Stock $0.001 Par Value
       5,000,000 Shares Authorized 0 Issued                    0              0
       Common Stock $0.001 Par Value
          780,000 Shares Issued and Outstanding                             780
          50,000,000 Shares Authorized
         12,450,000 Shares Issued and Outstanding         12,450
     Additional Paid in Capital                        1,402,112        213,782
     Retained Earnings                                   484,931       (244,996)
                                                     -----------    -----------
Total Stockholders Equity                              1,899,493        (30,434)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 2,931,942    $    15,957
                                                     ===========    ===========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements



                                        800America. Com, Inc.
                                          Income Statement
                      Three Months and Six Months Ended June 30, 2000 and 1999





                                             2000            2000            1999            1999
                                             Three           Six             Three           Six
                                             Months          Months          Months          Months
                                             ------          ------          ------          ------


Revenues                                  $  3,188,641    $  5,579,465    $      1,547    $      5,394
                                          ------------    ------------    ------------    ------------

Cost and Expenses
     Rebates                                 2,209,441       3,513,410
     Advertising                               323,604         659,292
     Depreciation and Amortization              26,193          79,302           2,045           4,089
     Bad Debt                                   98,000         171,000                           2,500
     General and Administration                237,970         398,001          23,849          43,376
                                          ------------    ------------    ------------    ------------
Total Operating Expense                      2,895,208       4,821,005          25,894          49,965
                                          ------------    ------------    ------------    ------------

Operating Income (Loss)                        293,433         758,460         (24,347)        (44,571)

Interest Income                                  3,032           5,187           2,500           5,000

Interest Expense                                                                   (14)           (727)
                                          ------------    ------------    ------------    ------------

Net Income (Loss) Before Income Tax            296,465         763,647         (21,861)         40,298

Income Tax Expense                              53,000         241,000
                                          ------------    ------------    ------------    ------------

Net Income (Loss)                         $    243,465    $    522,647    ($    21,861)   ($    40,298)

Basic earnings Per Share Common Stock     $       0.02    $       0.04    ($      0.03)   ($      0.05)

Basic Weighted Average Common
     Shares Outstanding                     12,350,000      12,250,000         780,000         780,000

Diluted Earnings Per Share Common Stock   $       0.02    $       0.04    $          0    $          0

Diluted Weighted Average Common Stock       14,000,000      13,900,000               0               0




                          The Accompanying "Notes to Financial Statements"
                         Are An Integral Part of These Financial Statements


                              800America. Com, Inc.
                             Statement of Cash Flows
                            Six Months Ended June 30,





                                                            2000         1999
                                                            ----         ----

Cash Flows From Operating Activities
     Net Income (Loss)                                   $ 522,647    ($ 40,298)
     Adjustments to Reconcile Net Income
        To Cash Flows From Operating Activities
       Depreciation and Amortization                        79,302        4,089
       Bad Debt Allowance - Increase                        73,000
       Accounts Receivable - Increase                     (743,711)
       Accounts Payable - Increase (Decrease)               39,047      (17,901)
       Rebates Payable - Increase                          296,909
       Accrued Expenses - Increase                           1,947       (8,631)
       Deposit On Equipment - Decrease                      94,000
       Income Tax Payable - Increase                       241,000
       Prepaid Advertising - Decrease                      121,600
                                                         ---------    ---------
Net Cash Provided (Used) From Operating Activities         725,741      (62,741)
                                                         ---------    ---------


Cash Flows From Investing Activities
     Equipment Purchase                                   (445,817)      (1,244)
     Software Purchase                                    (464,953)
                                                         ---------    ---------
Net Cash Used In Investing Activities                     (910,770)      (1,244)
                                                         ---------    ---------

Cash Flows From Financing Activities
     Proceeds From Issuance of Common Stock                             200,000
     Additional Paid In Capital                            250,000        4,500
     Notes Payable - Increase (Decrease)                               (145,000)
     Capital Contributed by Shareholder                                   6,618
     Payment of Offering Cost                                            (1,208)
                                                         ---------    ---------
Net Cash Provided By Financing Activity                    250,000       64,910
                                                         ---------    ---------

Net Increase (Decrease) in Cash and
          Cash Equivalents                                  64,971          925

Beginning Balance                                          392,564          577
                                                         ---------    ---------

Ending Balance                                           $ 457,535    $   1,502
                                                         ---------    ---------



                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America. Com Inc.

                          Notes to Financial Statements


Note 1 - Significant Accounting Policies

Nature of Operations - 800America. Com, Inc. (A Nevada Corporation), is an Internet Shopping Portal located in Nashville, Tennessee. The Internet Portal allows customers access to the web sites of stores from all parts of the country ranging from some of the largest and best known stores to some of the smaller regional stores. Each store offers subscribers a rebate on all purchases ranging from three to ten percent based on each stores's policy. Upon proof of purchase from the subscriber, the company accrues and pays the rebate expense. In turn, the selling store pays the company a commission ranging from five to twenty percent depending on the store. The company plans to phase out the rebate feature.

Principles of Consolidation - The consolidated statement contains the accounts of 800 America Inc. which was merged with and into World House Entertainment Inc. which name has been changed to 800America. Com, Inc., (see Note 2 Mergers)

Cash and Cash Equivalents - The company's cash consist of unrestricted checking and saving accounts. Cash equivalents are defined as short term instruments with an original maturity date of three months or less. The company has no cash equivalents at June 30, 2000 and 1999.

Accounts Receivable - The company has acquired accounts receivable balances of $1,272,513 which consist primarily of discounts due from stores. An allowance for doubtful accounts has been established on the existing balance. The directors wrote off $98,000 worth of accounts receivable in June 2000. There were no bad debts for the quarter ended June 30, 1999.

Customer Rebates Payable - Verified rebates due to subscribers amount to $431,771 for the June 30, 2000 quarter.

Accounts Payable - Consist of normal trade accounts and amounts to $30,633 at June 30, 2000 and $9,442 at June 30, 1999.

Income Taxes - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS109), SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future consequences, SFAS 109 generally considers al expected future events other than enactments of changes in the tax law or rates. Estimated income tax due at June 30, 2000 is $355,000 and for June 30, 1999 is $0.

Income before income tax and provision for income tax expense from continuing operations.

                                                       June 30, 2000
                                                       -------------

Income Before Taxes                                       $296,465
Current Federal Income Tax                                  53,000
                                                          --------
Income After Taxes                                        $243,465


Statutory and effective tax rates are the same.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Other Comprehensive Income - There are no attributes of other comprehensive income and net income are the same.

Property and Equipment/Depreciation - Property and equipment are recorded at cost (see Note 4 Capitalization of Assets - Related Parties) and depreciated on the straight line basis over their estimated useful lives ranging from three to five years. Depreciation for the three months ended June 30, 2000 is $26,193 and zero at June 30, 2000.

Operating Leases - Lease expense for the three months ended June 30, 2000 was $5,984 and for three months ended June 30, 1999 was $1,500. The company has leased new facilities at 1301 Mt. Juliet Road for $698 per month and increasing 7 1/2% in each of the next two years. The company has leased additional facilities at 1929 21st street, Nashville for three years at $450 per month for each year. The details for the new lese are as follows:

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


Note 2 Mergers

Merger with 800 America Inc. - The company's merger qualified as a tax free reorganization and was accounted for as a pooling of interest. World House Entertainment, Inc. is not a significant component of the merger and will continue the on going operations of 800 America Inc. under the new name of 800America. Com, Inc. Ten million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders' and one million nine hundred fifty thousand (1,950,000) shares were issued to World House Entertainment, Inc. shareholders. The previously outstanding shares of both corporations were canceled. An additional three hundred thousand (300,000) shares were sold immediately after the merger for five hundred thousand dollars $500,000.

Note 3 - Financial Instruments

Fair Value - The carrying value of cash accounts receivable, accounts payable, and customer rebates approximates fair value.

Concentrations of Credit Risk - Financial instruments that potentially subject the company to credit risk include cash on deposit at a financial institution in the amount of $457,535 which is federally insured for up to $100,000 at June 30, 2000, which is represented by its cash in bank. The company has extended unsecured credit to regular customers of $1,272,513 at June 30, 2000. The company has additionally established an allowance for doubtful accounts of 11% against their receivables. The company does not require collateral to support financial instruments subject to credit risk. The company directly wrote off $98,000 of accounts during the quarter.

Note 4 - Capitalization of Assets
         Related Parties

The merged company, 800 America Inc., acquired its beginning operations from a related, Internet Web Guide, Inc.. Internet Web Guide, Inc. developed the web site and collected income from subscribers and from stores. 800 America Inc. and Internet Web Guide, agreed that Internet Web Guide Inc. cost for developing period $127,000. The purchase price was allocated as flows:

Equipment                                       $ 70,000
Fixtures                                          10,000
Web Site                                          10,000
Subscriber Base                                   37,000
                                                --------
     Total                                      $127,000


Note 5 - Revenues Recognition

The company derives income from three sources. Individual subscribers (shoppers) pay an annual subscription of ten dollars ($10), rental from stores comprising the shopping portal ranging from fifty dollars ($50) to two hundred dollars ($200) per month and commissions from store sales. Revues are accrued when they become due.

Note 6 - Supplemental Cash Flow Information

                                          June 30, 2000    June 30, 1999
                                          -------------    -------------
Interest Paid                                   0              $727
Income Tax Paid                                 0                 0

Note 7 - Non Cash Transaction

Office Space Contributed (Fair Value)           0            $6,000



Note 8 - Stock Option Plan

           June 30,                                 2000        1999      1998
           --------                                 ----        ----      ----

Options Outstanding Beginning of the Quarter     $1,650,000       0         0
Granted                                                   0       0         0
Exercised                                                 0       0         0
Options Outstanding End of the Quarter           $1,650,000       0         0

Item 2. Management's Discussion and Analysis or Plan of Operations.

     General

     The Company's primary business involves the operation of several Internet Web sites, the most significant of which is its shopping portal web site, 800america.com. The shopping site derives revenue primarily from commissions earned from retailers who are represented at the shopping site. The web site allows customers access to over three hundred stores, including many nationally known and recognized retailers. Until January 1, 2000, the Company allowed members who paid a $10.00 annual membership fee to shop through the Company's web site and offered such members a rebate of from 3% to 10% on purchases made through the web site. As of January 1, 2000, the Company no longer charges an annual fee and new customers are no longer entitled to a rebate on purchases made through the web site. Customers who had paid the annual membership fee prior to January 1, 2000 are still entitled to rebates until their annual membership expires. The Company's commission structure with its merchants and retailers whose stores are represented at the Company's web site vary between 5% and 20%, and are based upon the volume of sales.

     In the quarter ended March 31, 2000, the Company also acquired Rothmancloseouts.com, Inc., an on-line, business to business venture that specializes in buying and selling general brand name and licensed closeout merchandise. Rothmancloseouts.com allows buyers and sellers from around the world to directly match and negotiate transactions electronically to purchase closeout goods and merchandise. Management expects that revenues and earnings from Rothmancloseouts.com will continue to increase in the third and subsequent quarters and constitute a significant portion of the Company's total revenues and earnings. Other Internet Web sites operated by the Company include Steeplehouse.com, an on-line auction house featuring a large variety of luxury items including paintings from Picasso to Warhol, and other high-end items such as Persian rugs and classic cars. The Company also operates moneydrops.com, an on-line game where visitors can earn money by clicking on links to different advertisers; internetwebguide.com, an on-line magazine, and DoNotSmoke.com, which is dedicated to preventing smoking and features medical videos.

     The following discussion, which compares the operating results, liquidity and capital resources for the quarter ended June 30, 2000 with the quarter ended June 30, 1999 reflects the fact that the Company changed its business in July 1999 from a company providing trademark and copyright protection for the Nashville music industry to a Company providing Internet Web sites for various purposes. As such, results of operations for these respective quarters are not comparable because the business in which the Company was engaged in the quarter ended June 30, 2000 was substantially different from the comparable quarter ended June 30, 1999.

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999.
--------------------------------------------------------------------

     The Company had revenues of $3,188,641 for the quarter ended June 30, 2000 compared to revenues of $1,547 for the quarter ended June 30, 1999. Net income for the quarter ended June 30, 2000 was $243,465 compared to a net loss of $21,861 for the quarter ended June 30, 1999. The quarterly results of operations were not comparable because of the completely different nature of the businesses in which the Company was engaged in the respective quarters. Total operating expenses for the quarter ended June 30, 2000 were $2,895,208, resulting in operating income for the quarter of $293,433. Customer rebates for the quarter ended June 30, 2000 totaled $2,209,441 and represented approximately 77% of total operating expenses. The Company does not expect that customer rebates will continue to be a material component of Company expense beginning January 1, 2001. The Company has instituted a policy of not paying rebates after that date. Other than customer rebates, the largest categories of costs and expenses were advertising expenses of $323,604; general and administrative expenses in the amount of $237,970, bad debt expenses in the amount of $98,000 and depreciation and amortization expenses of $26,193. Management expects that advertising expenses will continue to increase in the quarter ending September 30, 2000 as the Company's television advertising campaign continues to accelerate. General and administrative expenses are also expected to increase with the hiring of additional personnel and the development of additional web sites. Because of the Company's limited operating history with its various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.
--------------------------------------------------------------------------

     Like the operating results for the three months ended March 31, 2000 and March 31, 1999, the six month periods ended June 30, 2000 and 1999 respectively are not comparable because the Company was engaged in entirely different businesses during these periods. Revenues for the six months ended June 30, 2000 were $5,579,465 compared with $5,394 for the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $522,647, compared to a net loss of $40,298 for the prior six-month period ended June 30, 1999. Total operating expense for the six months ended June 30, 2000 was $4,821,005, resulting in net income before taxes of $758,460. The largest categories of operating expenses in the six months ended June 30, 2000 were customer rebates in the amount of $3,513,410; advertising in the amounts of $659,292; general and administrative expense in the amount of $398,001; bad debt expense in the amounts of $171,000; and depreciation and amortization in the amount of $79,302. In the six month period ended June 30, 1999, only general and administrative expense in the amount of $43,376 were material. Management expects that advertising as well as general and administrative expenses will continue to increase as the Company expands its operations. However, all customer rebates will end as of December 31, 2000 in accordance with the Company's policy adopted as of January 1, 2000. While the Company expects some erosion in the Company's shopping web site customer base as a result of this policy, customer loyalty to the site as well as additional revenues from the Company's other web sites are expected to offset any loss of business on the shopping web site.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $725,741 in the six months ended June 30, 2000 compared to net cash used in operations of $62,741 for the six months ended June 30, 1999. Net cash used in investing activities was $910,770 during the six months ended June 30, 2000 compared to $1,244 in the six months ended June 30, 1999.

     The Company's cash and cash equivalents as of June 30, 2000 were $457,535. At June 30, 2000, the Company had current assets of $1,591,048 and current liabilities of $1,032,449, resulting in working capital at June 30, 2000 (current assets less current liabilities) of $558,599. At June 30, 2000, the Company's only material financial obligation was a two-year lease for use of a T-3 from Bell South at a monthly rental rate of $12,800. This lease obligation was incurred in order to increase the band width capacity of the Company's web sites. Except for this lease obligation, the Company had no long term financial obligations and no material long-term commitments or material commitments for capital or operational expenditures.

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

                                                  800america.com, Inc.

Date: August 4, 2000                              /s/ Elie Rabi
                                                  -------------
                                                  Elie Rabi
                                                  Chief Executive Officer
                                                  Principal Financial Officer