Form 10QSB
period 2000-09-30
800 AMERICA COM INC
filed 2000-11-07
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

Commission file number  333-51683


                              800america.com, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 87-0567884
 ----------------------------                                  ----------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


    1929 21st Avenue, Nashville, TN                                  37212
 --------------------------------------                             --------
(Address of principal executive offices)                           (Zip Code)


                                 (800) 999-5048
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has be subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   There were 12,450,000 shares of common stock outstanding on October 25, 2000


Transitional Small Business Disclosure Format
(Check one):

Yes   No X
   ---  ---

Item 1. Financial Statements


                              800America. Com, Inc.
                                  Balance Sheet
                           September 30, 2000 and 1999



                Assets                                   2000            1999

Current Assets
  Cash and Cash Equivalents                          $ 1,780,803    $   383,557
  Accounts Receivable-Trade                            1,234,444        531,811
  Accounts Receivable-Employees                            1,650
  Less Allowance for Doubtful Accounts                  (139,000)       (80,000)
                                                     -----------    -----------
Total Current Assets                                   2,877,897        835,368
                                                     ===========    ===========
Property and Equipment
  Equipment                                              678,230        174,260
  Software                                                88,899         88,899
  Auto                                                    20,738
  Subscriber Base                                         37,000         37,000
  Original Web Site                                       10,000         10,000
                                                     -----------    -----------
                                                         834,867        310,159
Less Accumulated Depreciation                           (242,292)       (37,034)
                                                     -----------    -----------
Net Property and Equiupment                              592,575        273,125
                                                     -----------    -----------
Other Investment-Rothman                                 200,000
                                                     -----------
Total Assets                                           3,670,472      1,108,493
                                                     ===========    ===========


              Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                       189,745         52,641
  Accrued Expenses                                        19,766
  Rebates Payable                                        330,982        200,991
  Income Tax Payable                                     415,570        148,000
                                                     -----------    -----------
Total Current Liabilities                                955,563        401,632
                                                     -----------    -----------
Stockholders' Equity
  Preferred Stock $0.001 Par Value
   5,000,000 Shares Authorized 0 Issued
   Common Stock $0.001 Par Value
     50,000,000 Shares Authorized
     12,450,000 Shares Issued and Outstanding             12,450         12,250
  Additional Paid in Capital                           1,402,112        702,312
  Retained Earnings                                    1,300,347         (7,701)
                                                     -----------    -----------
Total Stockholders Equity                              2,714,909        706,861
                                                     ===========    ===========
Total Liabilities and Stockholders' Equity           $ 3,670,472    $ 1,108,493
                                                     ===========    ===========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements


                                          800America. Com, Inc.
                                            Income Statement
                     Three Months and Nine Months Ended September 30, 2000 and 1999


                                             2000             2000            1999            1999
                                             Three            Nine            Three           Nine
                                             Months          Months           Months         Months

Revenues                                  $  3,922,359    $  9,501,802    $  1,173,580    $  1,178,974
                                          ------------    ------------    ------------    ------------
Cost and Expenses
     Rebates                                 1,362,744       4,876,154         394,016         394,016
     Advertising                               400,820       1,060,112          64,350          64,350
     Depreciation and Amortization              74,971         154,273          32,945          37,034
     Bad Debt                                    9,837         180,837          84,640          87,140
     Software Cost                             486,453         486,453               0               0
     General and Administration                329,010         727,011         244,439         287,815
                                          ------------    ------------    ------------    ------------
Total Operating Expense                      2,663,835       7,484,840         820,390         870,355
                                          ------------    ------------    ------------    ------------

Operating Income (Loss)                      1,258,524       2,016,962         353,190         308,619

Interest Income                                  5,189          10,406           1,670           6,670

Interest Expense                                                                   (14)           (727)
                                          ------------    ------------    ------------    ------------
Net Income (Loss) Before Income Tax          1,263,713       2,027,368         354,859         314,561

Income Tax Expense                            (448,305)       (689,305)       (148,000)       (148,000)
                                          ------------    ------------    ------------    ------------
Net Income (Loss)                         $    815,416    $  1,338,063    $    206,859    $    166,561

Basic earnings Per Share Common Stock     $       0.07    $       0.11    $       0.02    $      (0.06)

Basic Weighted Average Common
     Shares Outstanding                     12,450,000      12,350,000      12,250,000       3,009,928

Diluted Earnings Per Share Common Stock   $       0.06    $       0.10

Diluted Weighted Average Common Stock       14,000,000      13,900,000


                            The Accompanying "Notes to Financial Statements"
                           Are An Integral Part of These Financial Statements

                                                   3


                                                    800America. Com, Inc.
                                               Changes in Stockholders' Equity
                                 For Three and Nine Month Ended September 30, 2000 and 1999



                                          Common        Common       Additional                                Total
                                          Stock         Stock        Paid In         Offering    Retained      Stockholders
                                          Shares        Amount       Capital         Cost        Earnings      Equity

Balance June 30, 2000                   12,450,000   $    12,450   $ 1,402,112                   $   484,931    $ 1,899,493

Net Income for Three Months
  Ended September 30, 2000                                                                           815,416        815,416
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance September 30, 2000              12,450,000        12,450     1,402,112                     1,300,347      2,714,909
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance June 30, 1999                      780,000           780       240,720        (26,938)      (174,262)        40,300

Common Shares Issued
  Pursuant to Merger of July 9, 1999    11,170,000        11,170       (11,170)                                           0
  Common Shares Sold at July 9, 1999       300,000           300       499,700                                      500,000

Net for Three Months
  Ended September 30, 1999                                                                           166,561        166,561
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance September 30, 1999              12,250,000   $    12,250   $   729,250    $   (26,938)   $    (7,701)   $   706,861
                                       -----------   -----------   -----------    -----------    -----------    -----------


                                      The Accompanying "Notes to Financial Statements"
                                     Are An Integral Part of These Financial Statements


                              800America. Com, Inc.
                             Statement of Cash Flows
                         Nine Months Ended September 30



                                                          2000          1999

Cash Flows From Operating Activities
     Net Income (Loss)                               $ 1,338,063    $    74,314
     Adjustments to Reconcile Net Income
        To Cash Flows From Operating Activities
       Depreciation and Amortization                     154,273          4,521
       Bad Debt Allowance - Increase                      73,000         66,581
       Accounts Receivable - Increase                   (705,642)      (442,352)
       Accounts Receivable - Employees (Increase)         (1,650)
       Accounts Payable - Increase (Decrease)            180,750          17051
       Rebates Payable - Increase                            431        145,661
       Accrued Expenses - Increase                        19,266
       Deposit On Equipment - Decrease                    94,000
       Income Tax Payable - Increase                     301,570         78,119
       Prepaid Advertising - Decrease                    121,600
                                                     -----------    -----------
Net Cash Provided (Used) from Operating Activities     1,575,661        (56,105)
                                                     -----------    -----------

Cash Flows From Investing Activities
     Equipment Purchase                                 (437,422)       (42,760)
     Software Purchase                                                  (25,000)
                                                     -----------    -----------
Net Cash Used In Investing Activities                   (437,422)       (67,760)
                                                     -----------    -----------
Cash Flows From Financing Activities
     Proceeds From Issuance of Common Stock                             500,000
     Additional Paid In Capital                          250,000
     Notes Payable - Increase (Decrease)
     Capital Contributed by Shareholder
     Payment of Offering Cost
                                                     -----------    -----------
Net Cash Provided By Financing Activity                  250,000        500,000
                                                     -----------    -----------
Net Increase (Decrease) in Cash and
   Cash  Equivalents                                   1,388,239        376,135

Beginning Balance                                        392,464          9,204
                                                     -----------    -----------
Ending Balance                                       $ 1,780,703    $   385,339
                                                     -----------    -----------


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America. Com Inc.

                          Notes to Financial Statement


Note 1 - Significant Accounting Policies

Nature of Operations - 800America. Com, Inc. (A Nevada Corporation) IS A DIVERSIFIED Internet company located in Nashville, TN. The company owns and operates ten sites in different fields which have proven to be very successful. Among them are shopping portals for over 305 nationally known stores. Rothmancloseouts.com is one of a kind global site where buyers and sellers match their surplus merchandise, recently it is affiliated to Chinese markets also. Steeplehouse.com an auction house of fine art. Inde4U.com for the independent artist. Fileshooter.com is one of the best software for transferring data and messages on the Internet bypassing providers. 21st Ave. Productions, which design and build web sites and BtoB sites and Internet Web Guide Magazine, a widely read magazine online with readership round the world.

Principles of Consolidation - The consolidated statement contains the accounts of 800 America Inc. which was merged with and into World House Entertainment Inc. which name has been changed to 800America. Com, Inc. ,(see Note 2 Mergers).

Cash and Cash Equivalents - The company's cash consist of unrestricted checking and saving accounts. Cash equivalents are defined as short term instruments with an original maturity date of three months or less. The company has no cash equivalents at September 30, 2000 and 1999.

Accounts Receivable - The company has acquired accounts receivable balances of $1,234,444 which consist primarily of discounts due from stores. Allowance for doubtful accounts has been established on the existing balance. The directors wrote off $107,837 worth of accounts receivable in nine months and increased allowance for doubtful accounts by $73,000.

Customer Rebates Payable - Verified rebates due to subscribers amount to $1,362,744 for the September 30, 2000 quarter. As compared with $394,016 for the 1999 quarter.

Accounts Payable - Consist of normal trade accounts and amounts to $189,745 at September 30, 2000 and $52,641 at September 30, 1999.

Income Taxes - The company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS109) is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Estimated income tax due at September 30, 2000 is $415,570 and for September 30, 1999 is 52,641.

Income before income tax and provision for income tax expense from continuing operations.


                                 September 30, 2000         September 30, 1999
Income Before Taxes                  $2,027,368                 $314,561
Current Federal Income Tax              689,305                  148,000
                                     ----------                 --------
Income After Taxes                   $1,338,063                 $166,561

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

Property and Equipment/Depreciation - Property and equipment are recorded at cost (see Note 4 Capitalization of Assets Related Parties) and depreciated on the straight line basis over their estimated useful lives ranging from three to five years. Depreciation for the nine months ended September 30, 2000 is $154,273 and $37,034 at September 30, 1999.

Operating Leases - Lease expense for the nine months ended September 30, 2000 was $5,984 and for nine months ended September 30, 1999 was $1,500 The company has leased new facilities at 1301 Mt. Juliet Road for $698 per month and increasing 7 1/2% in each of the next two years. The company has leased additional facilities at 1929 21st street, Nashville for three years at $450 per month for each year. The details for the new lease are as follows:


                       1301 Mt. Juliet Rd              1929 21st Street
                            Mt. Juliet                  Nashville, TN
1st Year                     $8,376                         $5,500
2nd Year                      9,004                          5,400
3rd Year                      9,679                          5,400

The company also leases a T3 line from Bell South for $12,800 per month.

1st Year                             $153,600
2nd Year                             $153,600

Note 2 - Mergers

Mergers with 800 America Inc. - The company's merger consummated at July 7, 1999 qualified as a tax free reorganization ans accounted for as a pooling of interest. World House Entertainment, Inc. is not a significant component of the merger and will continue the on going operations of 800 America Inc. under the new name of 800America. Com, Inc.. Ten million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders' and one million nine hundred fifty thousand (1,950,000) shares were issued to World House Entertainment, Inc. shareholders. The previously outstanding shares of both corporations were canceled. An additional three hundred thousand(300,000) shares were sold immediately after the merger for five hundred thousand dollars $500,000.

Purchase of Rothman Closeouts - The company purchased Rothman Closeouts, an Internet sales site. The company issued 200,000 shares and values the investment at $200,000.

Note 3 - Financial Instruments

Fair Value - The carrying value of cash accounts receivable, accounts payable, and customer rebates approximates fair value.

Concentrations of Credit Risk - Financial instruments that potentially subject the company to credit risk include cash on deposit at a financial institution in the amount of $ 1,780,803 which is federally insured for up to $100,000 at September 30, 2000, which is represented by its cash in bank. The company has extended unsecured credit to regular customers of $1,234,444 at September 30, 2000. The company has additionally established an allowance for doubtful accounts of 11% against their receivables. The company does not require collateral to support financial instruments subject to credit risk. The company directly wrote off $9,837 of accounts during the quarter.

Note 4 - Capitalization of Assets
         Related Parties

The merged company, 800 America Inc., acquired its beginning operations from a related, Internet Web Guide, Inc.. Internet Web Guide, Inc. developed the web site and collected income from subscribers and from stores. 800 America, Inc. and Internet Web Guide, agreed that Internet Web guide Inc. cost for developing period $127,000. The purchase price was allocated as follows:

                  Equipment                               $70,000
                  Fixtures                                 10,000
                  Web Site                                 10,000
                  Subscriber Base                          37,000
                                                          -------
                       Total                             $127,000


Note 5 - Supplemental Cash Flow Information


                                    September 30, 2000      September 30, 1999


         Interest Paid                            0                    0
         Income Tax Paid                   $387,735                    0

Note 6 - Non Cash Transaction

Office Space Contributed (Fair Value)                  0          $6,000
200,00 Shares Common Stock
  was issued for the purchase of
  Rothman Closeouts                             $200,000

Note 7 - Stock Option Plan


             September 30, 2000                    2000        1999       1998

Options Outstanding Beginning of the Quarter   $1,650,000        0          0
Granted                                                 0        0          0
Exercised                                               0        0          0
Options Outstanding End of the Quarter         $1,650,000        0          0

Item 2. Management's Discussion and Analysis or Plan of Operations.

        General

        The Company's primary business involves the operation of several Internet Web sites, the most significant of which is its shopping portal web site, 800america.com. The shopping site derives revenue primarily from commissions earned from retailers who are represented at the shopping site. The web site allows customers access to over three hundred stores, including many nationally known and recognized retailers. Until January 1, 2000, the Company allowed members who paid a $10.00 annual membership fee to shop through the Company's web site and offered such members a rebate of from 3% to 10% on purchases made through the web site. As of January 1, 2000, the Company no longer charges an annual fee and new customers are no longer entitled to a rebate on purchases made through the web site. Customers who had paid the annual membership fee prior to January 1, 2000 are still entitled to rebates until their annual membership expires which, in no event, will be latter that December 31, 2000. The Company's commission structure with its merchants and retailers whose stores are represented at the Company's web site vary between 5% and 20%, and are based upon the volume of sales.

        In the quarter ended March 31, 2000, the Company also acquired Rothmancloseouts.com, Inc., an on-line, business to business venture that specializes in buying and selling general brand name and licensed closeout merchandise. After acquiring this enterprise, the Company spent approximately $200,000 to further develop the web site to make the whole site completely electronic. Rothmancloseouts.com now allows buyers and sellers from around the world to directly match and negotiate transactions electronically to purchase closeout goods and merchandise. Management expects that revenues and earnings from Rothmancloseouts.com will continue to increase in the third and subsequent quarters and constitute a significant portion of the Company's total revenues and earnings. Other Internet Web sites operated by the Company include Steeplehouse.com, an on-line auction house featuring a large variety of luxury items including paintings from Picasso to Warhol, and other high-end items such as Persian rugs and classic cars. The Company also operates moneydrops.com, an on-line game where visitors can earn money by clicking on links to different advertisers; internetwebguide.com, an on-line magazine, and DoNotSmoke.com, which is dedicated to preventing smoking and features medical videos.


Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999.
------------------------------------------------------------------------------

        The Company had revenues of $3,922,359 for the quarter ended September 30, 2000 compared to revenues of $1,173,580 for the quarter ended September 30, 1999. Net income for the quarter ended September 30, 2000 was $815,416 compared to net income of $206,859 for the quarter ended September 30, 1999. Total operating expenses for the quarter ended September 30, 2000 were $2,663,835 resulting in operating income for the quarter of $1,258,524 This compares to total operating expenses of $820,390 for the quarter ended September 30, 1999, resulting in operating income of $353,190. Customer rebates for the quarter ended September 30, 2000 totaled $$1,362,744 and represented approximately 51% of total operating expenses. This compared to customer rebates of $394,016 for the quarter ended September 30, 1999 that represented approximately 48% of total operating expenses. The Company does not expect that customer rebates will continue to be a material component of Company expenses beginning January 1, 2001. The Company has instituted a policy of not paying rebates after that date. Other than customer rebates, the largest categories of costs and expenses were software costs of $486,453, advertising expenses of $400,820 and general and administrative expenses in the amount of $329,010. Management expects that advertising expenses will continue to increase in the quarter ending December 31, 2000 as the Company's television advertising campaign continues to accelerate. General and administrative expenses are also expected to increase with the hiring of additional personnel and the development of additional web sites. Because of the Company's limited operating history with its various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999.
-----

        Revenues for the nine months ended September 30, 2000 were $9,501,802 compared with $1,178,974for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $1,338,063, compared to net income of $166,561 for the prior nine-month period ended September 30, 1999. Total operating expense for the nine months ended September 30, 2000 was $7,484,840 resulting in net income before taxes of $2,027,368. This compares with total operating expenses in the nine months ended September 30, 1999 of $870,356 and net income before taxes of $314,561. The largest categories of operating expenses in the nine months ended September 30, 2000 were customer rebates in the amount of $4,876,154; advertising in the amounts of $1,060,112; general and administrative expense in the amount of $727,011 and software costs in the amount of $486,453. For the nine months ended September 30, 1999 these expenses were $394,016, $64,350, $287,815 and -0- respectively. Management expects that advertising as well as general and administrative expenses will continue to increase as the Company expands its operations. However, all customer rebates will end as of December 31, 2000 in accordance with the Company's policy adopted as of January 1, 2000. While the Company expects some erosion in the Company's shopping web site customer base as a result of this policy, customer loyalty to the site as well as additional revenues from the Company's other web sites are expected to offset any loss of business on the shopping web site.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided from operating activities was $1,575,661 in the nine months ended September 30, 2000 compared to net cash used in operations of $56,105 for the nine months ended September 30, 1999. Net cash used in investing activities was $437,422 during the nine months ended September 30, 2000 compared to $67,760 in the nine months ended September 30, 1999. Net cash provided by financing activity was $250,000 for the nine months ended September 30, 2000 compared to $500,000 in the nine months ended September 30, 1999.

        The Company's cash and cash equivalents as of September 30, 2000 were $$1,780,803. At September 30, 2000, the Company had current assets of $2,877,897 and current liabilities of $955,563, resulting in working capital at September 30, 2000 (current assets less current liabilities) of $1,922,334. At September 30, 2000, the Company's only material financial obligation was a two-year lease for use of a T-3 from Bell South at a monthly rental rate of $12,800. This lease obligation was incurred in order to increase the band width capacity of the Company's web sites. Except for this lease obligation, the Company had no long term financial obligations and no material long-term commitments or material commitments for capital or operational expenditures.

        The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than advertising and promotional expenses, the Company does not have any plans for significant capital or operating expenditures above its current level unless it determines to develop additional web sites that could result in additional development costs.


NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement as amended is effective for financial statements for periods beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") which the Company expects to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides guidance on revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

        In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus for web site development costs is effective July 1, 2000. The Company is currently analyzing the possible effects that this Statement may have on its financial statements since the Company devotes significant resources to the continued development of its web sites. However, the Company does not presently expect this Statement to have a material impact on its financial statements.





                            PART II OTHER INFORMATION


Item 1. Legal proceedings.

        The Company is not a party to any pending or threatened legal proceedings of a material nature.

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

                                           800america.com, Inc.

Date:  November 3, 2000                    By: /s/  Elie Rabi
     -------------------                   ----------------------------------
                                                     Elie Rabi
                                                     Chief Executive Officer
                                                     Principal Financial Officer