Form 10KSB
period 2000-12-31
800 AMERICA COM INC
filed 2001-03-29
CIK 1060239

OMB APPROVAL
                                                      OMB Number: 3235-0420
                                                      Expires: April 30,2003
                                                      Estimated average burden
                                                      hours per response: 294.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________
                        Commission file number 000-28547

                              800America.com, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                             87-0567884
              ------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         1929 S. 21st Avenue
             Nashville, TN                                          37212
             -------------                                          -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (800) 999-5048

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                   Name of each exchange on which registered
        None                                            N/A

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $15,980,529

The aggregate market value of the voting common stock held by nonaffiliates computed by reference to the price at which the common stock was last sold, as of February 20, 2001 was $22,844,915. The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol ACCO.

There were 15,229,943 shares of common stock $0.001 par value outstanding as of February 20, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

                                     PART I
Item 1. Description of Business.

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

In July 1999, the Company issued 10,000,000 shares of its common stock to acquire all of the issued and outstanding common stock of 800America, Inc., a Delaware corporation based in Nashville, Tennessee that had been incorporated on March 26, 1999 for the purpose of operating an Internet shopping mall and on-line magazine business. 800America, Inc. was merged into the Company and the Company, as part of the merger, changed its name to 800America.com, Inc. At the same time, the Company sold its wholly owned subsidiary, Songs for the Planet, to its former owner, Elizabeth Ann Peters.

800America.com, Inc. owns and operates several websites and international e-commerce businesses. The Company has several operating divisions that represent both e-commerce businesses and technology companies. The Company is an innovator in developing the infrastructure for easy navigation and convenience for business-to-business and business-to-consumer marketplaces. The Company's strategy is to continue to acquire synergistic cutting-edge technology and e-commerce companies at attractive valuations, and then layer its expertise with their expertise to maximize the technology.

The Company has three operating divisions. These divisions can be classified as business-to-business, business-to-consumer, and technology.

21st Avenue Productions.com

21stAvenueProductions.com is a hosting, design and data provider located at www.21stavenueproductions.com. This division provides programming services to the Company's web sites as well as certain Fortune 500 companies.

800America.com

800America.com is the home of many Internet shoppers. 800America.com offers the shopper a convenient way to navigate easily among hundreds of stores. The portal offers incentives to visit continuously the site through promotions, giveaways and prizes. The Company funds TV advertising in over fifty cities around the globe to increase the number of visitors to this web site.

Donotsmoke.com

In June 2000, the Company launched the web site donotsmoke.com. This web site features live and in real time the suffering of a smoker who has cancer or another disease caused by smoking. The web site shows how the smoker now functions in his or her daily life and follows the patient's moves 24 hours a day. The observer is able to see the pain and hardships brought on by a life of smoking. The Company anticipates revenue, if any, to be derived from pharmaceutical companies through the advertisement of their products.

Fileshooter.com

The Company acquired 51% of the software company Fileshooter, Inc. which owns the software called File Shooter. File Shooter is one of the world's best messaging transmission packages and can transmit files of any size, and private chat all in one. The technology is unique in that the sender will send a massage or a file to the recipient by bypassing the intervention of a server or service provider. File Shooter is a peer-to-peer communication tool which instantly sends or receives messages, files, music, pictures or graphics in any format. The Company intends to market this product in the beginning of the 2nd quarter of the fiscal year 2001.

Inde4u.com

Inde4u.com is a music site for the independent artist. The website offers CD's from independent artists and allows the visitor to listen to selected music.

Internetwebguide.com

Internetwebguide.com, the Company's flagship, is an e-magazine providing pointers and product reviews about web sites. It enjoys a very wide readership from around the world and the Company considers it the number one e-magazine in web site information. The e-magazine is available in 6 languages.

Moneydrops.com

Moneydrops.com is a game web site where visitors can win money with no purchase necessary. The Company realizes revenue from this web site through advertisement on the web site.

Rothmancloseouts.com

Rothmancloseouts.com is believed by the Company to be the largest business-to-business marketplace for branded surplus merchandise and the leading site for manufacturers, wholesalers and retailers to sell or buy surplus inventories around the world. The Company believes that rothmancloseouts.com has become the number one closeout web site on fifteen major search engines around the world

Steeplehouse.com

The Company believes strongly in the power of the Internet to bring people into contact with many different types of services and products, as well as affording people the opportunity for greater interaction. Toward that end, in June 2000, the Company launched an auction site, Steeplehouse.com. The focus of the web site is on medium to high-priced items. Revenues have been derived almost exclusively from commissions.

Whoiswhoinpets.com

Whoiswhoinpets.com is a "Who is Who" web site for pets. The web site is based on the idea that people think their pet is the best. Members of the web site may place their pet's listing on the web site for a fee based on the type of presentation they choose.

Recent Developments

In October 2000, the Company agreed to acquire a majority shareholder interest in inShop.com, Inc. InShop.com, Inc. is a leader in fashion and sales information on the Internet. InShop.com, Inc. helps savvy shoppers become even savvier by allowing its members to receive both fashion and designer sales alerts via e-mail. InShop.com, Inc. has information for over fifty cities in the United States and London, England and distribution partnerships with several major web sites.

In February 2001, the Company acquired Ebiz4biz.com. Ebiz4biz.com offers a proprietary technology in Chinese and English that automates the consumer buying process. The technology provides the 800America.com's customers the ability to gather information. Ebiz4biz.com has offices in Ottawa(Canada) and Beijing(China) and is the infrastructure for international operations for Rothmancloseouts.com as well as other products and services of the Company.

Planned Activities

The Company at the present time is still expanding and consolidating its position in the market place, and at the same time is making a major effort to acquire other companies related to the Internet especially in the technology sector. The Company believes that the year 2001 will be more profitable than 2000 with more revenue due to the fact that as of January 1st, 2001 the Company is no longer paying rebates on sales to its customers and its customer base has not suffered due to that change.

The Company believes that sales in the retail business-to-consumer sector will drop by about 6-9% during the current calendar year but its business-to-business web sites will more than compensate for that drop. The Company will utilize its own strong cash flow to aggressively expand in its core business segments and expand internationally.

Competition

Competition in the exploding on-line shopping industry is intense with numerous companies competing in what is currently a highly fragmented industry. Almost all of the major national retailers have established their own web sites and are experiencing major growth in this segment of their business. In addition, several companies have emerged with on-line shopping portals similar to that of the Company. Many of these companies have spent millions of dollars in advertising and marketing in an attempt to carve out a niche and establish their brand names in this highly competitive market. However, few of these large national competitors are currently operating profitably since they plow huge sums of money into advertising in order to establish their market identities. As a result, the advertising market is becoming saturated with numerous on-line merchants and confusion among consumers is starting to become a real problem. The result is that it is becoming more difficult for each company to differentiate its products and services from those of its rivals. Because of the Company's limited resources, it will have a difficult time competing with these large national organizations whose financial strength is significantly greater than that of the Company. There is no assurance that the Company will be able to compete effectively with these larger organizations or continue to operate profitably in the on-line shopping mall business. The Company is also aware that several new companies have also begun to offer on-line shopping portals with a customer rebate feature. This particular niche of the on-line shopping industry is highly fragmented and there are virtually no barriers to entry into this market. The Company expects on-line shopping sites to proliferate and that the key to competing successfully will be to offer more services and promotions to its customers.

Employees

The Company has 28 employees, including 25 full time employees and 3 additional part-time employees. The Company may hire additional employees in the ensuing year, both full time and part time, if its level of operations requires an increase in its work force.

Forward Looking Statements

This report on Form 10-KSB contains certain forward-looking statements that are based on what we believe are reasonable beliefs and assumptions of our management. Often, you can recognize these statements because we use words such as "believe", "anticipate", "intend", "estimate" and "expect" in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Item 2. Description of Property. The Company does not own any real property. The Company's corporate offices are located in Nashville, Tennessee where the Company leases an aggregate of approximately 2000 square feet of space from two non-affiliates at two different sites. One lease provides for a monthly rental of $791 per month and increases 7 1/2% per annum over the remaining two years of the lease. The second lease is also for one year and provides for a monthly rental of $650.

The Company's majority-owned subsidiary, inShop.com, Inc. maintains an office located in New York, New York where it leases an aggregate of approximately 1100 square feet of space from a non-affiliate. The lease provides for a monthly rental of $3400 per month and continues until December 2002.

The Company's affiliate, Ebiz4biz.com, has offices in Ottawa, Canada where the rent, without a written lease, is $560 per month and in Beijing, China where the rent, without a written lease, is $1000 per month.

Item 3. Legal Proceedings.

A summons and complaint in an action entitled PlasmaNet, Inc. and Phase2Media, Inc. against 800America.com, Inc. and inShop.com, Inc. has been served on inShop.com, Inc.. The action is pending in the Supreme Court of the State of New York, County of New York. The Complaint seeks $219,428.65 for banner advertising allegedly ordered by inShop.com, Inc. The Company and inShop.com, Inc. have provided an answer to the complaint. The Company intends vigorously to defend this litigation.

A summons and complaint in an action titled JANE TERKER against INSHOP.COM, INC. has been served on inShop.com, Inc. The action is pending in the Civil Court of the City of New York. The complaint seeks $25,000 for consulting fees. InShop.com, Inc. has provided an answer to the complaint. InShop.com, Inc. intends vigorously to defend this litigation.

A summons and complaint in an action titled JEFFEREY STEINER against INSHOP.COM INC. and 800AMERICA.COM, INC. has been served on the Company. The action is pending in the Supreme Court of the State of New York, County of New York. The complaint seeks $500,000 for stock redemption proceeds in connection with the Company's acquisition of shares of inShop.com, Inc. The Company intends vigorously to defend this litigation.

Because of the early stages of the litigation referred to in the preceding three paragraphs, and due to the contingencies of litigation, we are precluded from providing any estimate at this time as to amounts which the plaintiffs might recover should the Company and inShop.com, Inc. fail successfully to defend their positions.

On January 30, 2001, the Company commenced an action against Control Commerce, Inc. and John Does 1 through 5. The action is pending in the Supreme Court of the State of New York, County of New York. The complaint seeks a minimum of $2,000,000 for breach of contract and wrongful interference with the Company's prospective and existing business relationships. The complaint also seeks punitive damages in the amount of $10,000,000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock currently trades on the OTC Electronic Bulletin Board under the symbol ACCO. Since the common stock began trading in November 1999, it has had a high bid of $5.625 and a low bid of $1.25. For the four quarters of 2000, the common stock has had high bids of $5.625, $4.25, $2.5 and $2.50 and low bids of $3.125, $1.25, $1.25 and $1.25 respectively. The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit the future payment of dividends on common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation. General

The Company's primary business involves the operations of three divisions, business-to-consumers, business-to-business and technology. The Company derives revenue from all aspects of its divisions. The Company announced last June that as of the beginning of the year 2001 it will stop paying rebates to its customers. No significant change has occurred since January 2001 and loyal shoppers kept visiting the consumer site except for seasonally adjusted numbers. Although the company feels that in the year 2001 sales will drop between 6-9% due to the state of the economy, the Company feels with increased services to the consumers and promotions it will keep its customer base intact while increasing its revenue even without paying rebates. The revenue from business-to-business web sites is increasing especially with respect to rothmancloseouts.com, which has had increases of ten and more percent per month since it became fully functional last March. More and more smaller retailers are coming to the web site for buying bargains from manufacturers and wholesalers from across the country. The Company, since it opened its doors to international trade late last year, has seen a tremendous upswing in trade in that segment of the business. The Company intends to pursue that avenue more vigorously in the year 2001 and is pretty confident that profits from that segment of the business will increase significantly due to the fact that as the economy is sluggish, retailers will want bargains.

The Company intends to expand in Europe in the year 2001 by opening its own offices in Frankfurt (Germany) to lure more trade of its products between buyers and sellers to and from the United States. The Company will also aggressively pursue the acquisition of other companies in the year 2001, using its own cash flow, especially in the business-to-business and technology sectors. In the technology sector the Company feels that File Shooter will boost its revenue and profits from sales of the products due to its uniqueness in the market place and will target individual buyers as well as small businesses.

Results of Operations

Years Ended December 31, 2000 and 1999

The Company had revenues of $15,980,529 for the year ended December 31, 2000 compared to revenues of $3,283,575 for the year ended December 31, 1999. Net income for the year ended December 31, 2000 was $2,072,494 compared to $185,447 for the year ended December 31, 1999. The annual results of operations are not comparable because of the new divisions in which the Company was engaged in the most recent year. The Company realized revenue of $14,640,954 in its B2C division, $1,296,575 in its B2B division and $43,000 in its Technology division. Costs and expenses for the year ended December 31, 2000 were $12,866,629, resulting in operating income for the year of $3,113,900. This compares with costs and expenses of $3,008,405 that resulted in operating income of $275,170 for the year ended December 31, 1999. Customer rebates totaled $8,913,351 for the year ended December 31, 2000 and represented approximately 69% of total costs and expenses. Other than customer rebates, the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $1,004,481 (including salaries and other personnel expenses), bad debt expenses in the amount of $270,795, advertising costs and expenses in the amount of $1,878,318 and depreciation and amortization expenses of $486,480. In 1999 the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $320,980 (including salaries and other personnel expenses), bad debt expenses in the amount of $66,000, advertising costs and expenses in the amount of $397,738 and depreciation and amortization expenses of $88,019. Because of the Company's limited operating history and the changing competition in the on-line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

The Company believes that its revenues and expenses will continue to increase substantially in the year ending December 31, 2001, both because of the continuing expansion of the Company's business and because of the changing competition in the on-line shopping business. Additional expenses are also likely to be incurred as the Company expands its bandwidth capacity in order to accommodate new stores at its web sites as well as new websites.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,153,221 in the year ended December 31, 2000 compared to net cash provided by operations of $96,899 for the year ended December 31, 1999. The Company's net cash increase for the year ended December 31, 2000 was $1,725,182 compared to a net cash increase for the year ended December 31, 1999 of $391,987. The Company's ending cash balance at December 31, 2000 was $2,117,746 compared to an ending cash balance at December 31, 1999 of $392,564. Net cash inflows from operations are expected to continue during the fiscal year ending December 31, 2001.

The Company's cash and cash equivalents as of December 31, 2000 were $2,117,746 compared with $392,564 as of December 31,1999. The Company had working capital (current assets less current liabilities) of $2,732,571 at December 31, 2000 compared with $635,887 at December 31, 1999 and no material long-term commitments or material commitments for capital or operational expenditures.

The Company believes that its current capital resources and liquidity are adequate for its present level of activity for at least the next twelve months. Other than advertising, marketing and promotional expenses and development of additional on-line sites, the Company does not have any plans for significant capital or operating expenditures above its current level. However, if the Company determines that significant additional advertising and marketing expenses are warranted over the next twelve months, the Company may seek additional funds, including the sale of its common stock in either public or private transactions.

Item 7. Financial Statements.

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. O. Box 15728
                         Hattiesburg, Mississippi 39404




                          Independent Auditors' Report



Board of Directors and Stockholders

     I have audited the accompanying balance sheet of 800America. Com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, such financial statements present fairly, in all material respects, the financial position of 800America. Com, Inc. as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                               Sincerely,



                                               Jack F. Burke, Jr.
February 21, 2001


                                     800America. Com, Inc.
                                         Balance Sheet
                                          December 31



                                        Assets                         2000           1999
                                                                   -----------    -----------
      Current Assets
           Cash                                                    $ 2,117,746    $   392,564
           Accounts Receivable                                         995,634        528,802
           Allowance for Doubtful Accounts                            (139,000)       (66,000)
           Prepaid Advertising                                          75,000        121,600
           Deposit on Equipment                                              0         94,000
           Advances                                                     47,749              0
           Deferred Tax Asset                                           47,260         22,440
                                                                   -----------    -----------
      Total Current Assets                                           3,144,389      1,093,406
                                                                   ===========    ===========

      Property and Equipment

           Equipment                                                   743,831        219,308
           Software                                                    887,150        157,399
           Auto                                                         20,738         20,738
                                                                   -----------    -----------
                                                                     1,651,719        397,445
           Accumulated Depreciation                                   (567,832)       (88,019)
                                                                   -----------    -----------
      Net Property and Equipment                                     1,083,887        309,426
                                                                   -----------    -----------
      Other Assets
           Intangible Assets, Net                                      193,333           --
                                                                   -----------    -----------
      Total Other Assets                                               193,333           --
                                                                   -----------    -----------
      Total Assets                                                   4,421,609      1,402,832
                                                                   ===========    ===========



                  Liabilities and Stockholders' Equity



      Current Liabilities
           Accounts Payable _ Trade                                     24,946          8,995
           Rebates Payable                                                   0        330,551
           Income Tax Payable                                          386,872        117,973
                                                                   -----------    -----------
      Total Current Liabilities                                        411,818        457,519
                                                                   ===========    ===========

      Stockholders' Equity
           Preferred Stock $0.001 Par Value
                5,000,000 Shares Authorized 0 Issued                         0              0
           Common Stock $0.001 Par Value
                50,000,000 shares Authorized At $0.001 Par value
                13,412,000 Shares  December 31, 2000,
                12,250,000 Shares  December 31, 1999,
                Issued and Outstanding                                  13,412         12,250
           Additional Paid in Capital                                1,943,134        952,312
      Retained Earnings (Deficit)                                    2,053,245        (19,249)
                                                                   -----------    -----------
      Total Stockholders' Equity                                     4,009,791        945,313
                                                                   -----------    -----------

      Total Liabilities and Stockholders Equity                    $ 4,421,609    $ 1,402,832
                                                                   ===========    ===========



                       The Accompanying "Notes to Financial Statements"
                      Are An Integral Part of These Financial Statements



                             800 America. Com, Inc.
                                Income Statement
                           For Years Ended December 31


                                            2000          1999          1998
                                        -----------   -----------   -----------

Revenues                                $15,980,529   $ 3,283,575   $    27,398
                                        -----------   -----------   -----------
Cost and Expenses
     Advertising                          1,878,318       397,738          --
     Rebates                              8,913,351     2,135,668          --
     Bad Debts                              270,795        66,000         9,199
     Depreciation and Amortization          486,480        88,019          --
     Consulting                             313,204          --            --
     Other Operating Expense              1,004,481       320,980        82,594
                                        -----------   -----------    ----------
          Total                          12,866,629     3,008,405        91,793
                                        ===========   ===========    ==========

Operating Income (Loss)                   3,113,900       275,170       (64,395)
                                        -----------   -----------    ----------
Other Income (Expense)
     Interest Income                         26,243         5,810        10,699
     Interest Expense                          --            --         (17,160)
                                        -----------   -----------   -----------
Total Other Income (Expense)                 26,243         5,810        (6,461)
                                        -----------   -----------   -----------
Income (Loss) Before Income Tax           3,140,143       280,980       (70,856)

Income Tax                                1,067,649        95,533          --
                                        -----------   -----------   -----------
Net Income (Loss)                       $ 2,072,494   $   185,447   $   (70,856)
                                        -----------   -----------   -----------

Basic Earnings Per Share Common Stock   $      0.16   $      0.03   $     (0.10)

Basic Weighted Average Common Shares
   Outstanding                           12,721,359     6,243,132       700,000

Diluted Earnings Per Share
   Common Stock                         $      0.14   $      0.03          --

Basic Weighted Average
   Common Shares                         14,371,359     6,432,989          --


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements



                                                   800America. Com, Inc.
                                              Changes in Stockholders' Equity
                                       Years Ended December 31, 2000, 1999 and 1998




                                              Common       Common      Additional                      Total
                                               Stock       Stock        Paid In        Retained     Stockholders'
                                              Shares       Amount       Capital        Earnings        Equity
                                              ------       ------       -------        --------        ------


Balance December 31, 1997                     700,000   $       700   $     9,464    $  (133,840)   $  (123,676)
Services Contributed by Stockholder
   At Fair Value                                 --            --          12,000           --           12,000
Office Space Contributed by Stockholder
   At Fair Value                                 --            --           6,000           --            6,000
Deferred Offering Cost                           --            --         (21,395)          --          (21,395)
Net Loss From Year Ended
   December 31, 1998                             --            --            --          (70,856)       (70,856)
                                          -----------   -----------   -----------    -----------    -----------
Balance December 31, 1998                     700,000   $       700   $     6,069    $  (204,696)   $  (197,927)
Sale of Common Stock
   at $2.50 per share pursuant to
   Initial Public Offering Net of
   Offering Cost March 31, 1999                80,000            80       198,713           --          198,793
Services and Rental Space
   Contributed by Office                         --            --           9,000           --            9,000
Common Share Issued Pursuant
    to Merger July 9, 1999                 11,170,000        11,170       (11,170)          --             --
Common Shares Sold July 9, 1999               300,000           300       499,700           --          500,000
 Additional Paid in Capital
   November 2, 1999                              --            --         250,000           --          250,000
Net Profit Year Ended
 December 31, 1999                               --            --            --          185,447        185,447
                                          -----------   -----------   -----------    -----------    -----------
Balance December 31, 1999                  12,250,000        12,250       952,312        (19,249)       945,313
Common Stock Sold
    January 14, 2000                          250,000           250       249,750           --          250,000
Common Stock Issued Pursuant
    to Purchase June 30, 2000                 200,000           200       199,800           --          200,000
Common Stock Issued
    for Services                               12,000            12        11,988           --           12,000
Common Stock Sold
    October 26, 2000                          700,000           700       529,284           --          529,984
Net Profit for Year Ended
    December 31, 2000                            --            --            --        2,072,494      2,072,494
                                          -----------   -----------   -----------    -----------    -----------
Balance December 31, 2000                  13,412,000   $    13,412   $ 1,943,134    $ 2,053,245    $ 4,009,791
                                          -----------   -----------   -----------    -----------    -----------


                                  The Accompanying "Notes to Financial Statements"
                                 Are An Integral Part of These Financial Statements





                               800America.Com, Inc.
                              Statement of Cash Flows
                             Years Ended December 31,





                                                 2000         1999          1998
                                              ----------   ----------     ---------
Cash Flows From Operating Activities
Net Income (Loss)                             $2,072,494   $  185,447     ($70,856)
Adjustments to Reconcile Net Income
To cash Provided (Used) by Operation
Depreciation & Amortization                      486,480       88,019        8,534
Stock Issued for Public Relations Expense         12,000
Increase in Provision for Doubtful Accounts       73,000       66,000         --
Accounts Receivable (Increase)                  (466,832)    (528,802)        --
Prepaid Advertising (Increase) Decrease           46,000     (121,600)        --
Deferred Tax Asset (Increase)                    (24,820)     (22,440)        --
Accounts Payable Increase (Decrease)              15,951      (18,248)      35,492
Rebates Payable Increase (Decrease)             (330,551)     330,551         --
Income Tax Payable Increase (Decrease)           268,899      117,973         --
Other Liabilities Increase (Decrease)               --           --         18,000
                                              ----------   ----------   ----------
Net Cash Provided (Used) by Operations         2,153,221       96,899       (8,830)
                                              ----------   ----------   ----------

Cash Flows From Investment Activities
Deposit on Equipment Increase (Decrease)          94,000      (94,000)        --
Advances Increase (Decrease)                     (47,749)        --           --
Equipment Purchase                              (524,523)    (222,747)      (1,321)
Software Purchases                              (729,751)    (157,399)        --
                                              ----------   ----------   ----------
Net Cash (Used) By Investment Activity        (1,208,023)    (474,146)      (1,321)
                                              ----------   ----------   ----------

Cash Flows From Financing Activities
Notes Payable Increase (Decrease)                   --       (157,500)        --
Other Liability Increase (Decrease)                 --        (31,059)        --
Sale of Previously Unissued Common Stock         779,984      957,793         --
Net Process from Notes Payable                      --           --          3,019
                                              ----------   ----------   ----------
Net Cash Provided By Financing Activity          779,984      769,234        3,019
                                              ----------   ----------   ----------

Net Cash Increase (Decrease)                   1,725,182      391,987       (7,132)

Beginning Cash Balance                           392,564          577        7,709
                                              ----------   ----------   ----------

Ending Cash Balance                           $2,117,746   $  392,564   $      577
                                              ==========   ==========   ==========


                 The Accompanying "Notes to Financial Statements"
                Are An Integral Part of These Financial Statements



                             800 America. Com, Inc.

                          Notes to Financial Statements


Note 1 - Business and Significant Accounting Policies

Nature of Operations - 800America. Com, Inc. ( A Nevada Corporation) is a diversified Internet Company located in Nashville, TN. The Company owns and operates ten web sites in different fields. Among them is a shopping portal for over 305 nationally known stores, Rothmancloseouts.com a global site where buyers and sellers match their surplus merchandise, recently affiliated with Chinese markets, Steeplehouse.com an auction house of fine art, Inde4U.com for the independent artist, Fileshooter.com is one of the best software for transferring data and messages on the Internet bypassing providers, 21st Ave. Productions, which designs and builds web sites and BtoB sites and Internet Web Guide Magazine, a widely read magazine online with readership around the world. All sites are automated with all transactions handled by computers.

Cash and Cash Equivalents - The Company's cash consist of unrestricted checking and saving accounts. The Company does not have any cash equivalents.

Accounts Receivable - Allowance for Doubtful Account - The Company has established an allowance for doubtful accounts that its management indicates is reasonable.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Maintenance and repairs expenditures are charged to expense when incurred. The accelerated method of depreciation is used with equipment over a useful life of five years and straight line depreciation over three years is used for software purchased.

Intangibles - Goodwill, trademarks and other intangibles arising from acquisition are being amortized over fifteen years.

Revenue Recognition - The Company recognizes revenues when a transaction is completed on one of its web sites and a commission to the Company is generated.

Advertising Expense - Advertising cost is expensed in the year the advertising takes place. Prepaid advertising is recognized when such services have been paid for but not yet used at the end of the period.

Income Taxes - Deferred income taxes result from temporary differences between financial and tax reporting. A net operation loss from a pre-merger year was not allowed against taxable income.

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Other Comprehensive Income - There are no attributes of other comprehensive income. Net income and other comprehensive income are the same.

Restatement of Prior Year - The statements ending December 31, 1999 were restated to reflect a deferred tax asset of $22,400 due to a temporary timing difference in the balance sheet with a reduction of the same amount in the statement of income. The adjustment did not change earnings per share as originally presented.

Note 2 - Acquisitions

Merger With 800 America Inc. - The Company's merger consummated at July 7, 1999 qualified as a tax free reorganization and was accounted for as a pooling of interest. World House Entertainment, Inc. was not a significant component of the merger. 800 America Inc. was merged into the Company and its name was changed to 800America. Com, Inc.. Ten million (10,000,000) shares of common stock were issued to 800 America Inc. stockholders and one million nine hundred fifty thousand (1,950,000) shares were issued to World House Entertainment, Inc. shareholders. Pursuant to the agreement the former shareholders of World House Entertainment, Inc. then purchased 300,000 shares of stock for $500,000.

Purchase of Rothman Closeouts - The Company acquired Rothman Closeouts, an Internet sales site and accounted for the transaction as a purchase. The Company issued 200,000 shares at a value of $200,000 in the transaction. Income from Rothman has been included in income from June 26, 2000. Assets acquired were intangible assets including a web site and customer base, which will be amortized over fifteen years.

Note 3 - Financial Instruments

Fair Value - The carrying value of cash accounts receivable, accounts payable, and customer rebates approximates fair value.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk include cash on deposit at a financial institution in the amount of $2,117,746 and $392,564 at December 31, 2000 and 1999
respectively, which is Federally Insured up to $100,000. The Company has extended unsecured credit to regular customers of $995,634 December 31, 2000 and $528,802 at December 31, 1999. The Company has additionally established an allowance for doubtful accounts of $139,000 against its receivables. The Company does not require collateral to support financial instruments subject to credit risk. The Company directly wrote off $197,795 of accounts during the year.

Note 4 - Related Party
         Transactions

The Company, 800 America Inc., acquired its beginning operations from a related company Internet Web Guide, Inc. Internet Web Guide, Inc. developed the web site and collected income from subscribers and from stores. 800 America, Inc. and Internet Web Guide, Inc. agreed that Internet Web Guide, Inc. cost for developing the business was equal to income collected of $127,000. The purchase price was allocated as follows:

             Equipment                                    $70,000
             Fixtures                                      10,000
             Web Site                                      10,000
             Subscriber Base                               37,000
                                                          -------
                  Total                                  $127,000

Compensation paid majority Stockholder and Chief Operating Officer was $75,000 and $85,000 for the years ended December 31, 2000 and 1999 respectively . Additional services contributed by stockholders' were $6,000 and $18,000 for the year ended December 31, 1999 and 1998 respectively.

Note 5 - Supplemental Cash Flow Information

For years ended                        12/31/2000     12/31/1999     12/31/1998
                                       ----------     ----------     ----------

Interest Paid                               0              0            $17,160
Income Tax Paid                         $856,305           0               0

Note 6 - Non Cash Transaction

Services Contributed by Stockholder         --             --           $12,000
Office Space contributed (Fair Value)        0           $6,000         $ 6,000
200,000 shares Common Stock
  was issued for the purchase of
  Rothman Closeouts                      $200,000          --              --
12,000 shares Common Stock was
 issued for Public Relations Services    $ 12,000          --              --

Note 7 - Stock Option Plan

The Company started a stock option plan (the Plan) which provides for the granting of incentive stock options to all full time employees as well as non qualified options to non employee directors and consultants. The Plan is designed so that options under the Plan are granted at 100% of Fair Market Value at date of grant date. The average price of the shares under options is $1.75 per share. The following summerize the options granted exercised and outstanding:

December 31                        2000              1999              1998
-----------                        ----              ----              ----

Options outstanding
  Beginning of year              1,650,000              0                 0
Granted                               0            1,650,000              0
Exercised                             0                 0                 0
Options outstanding
   End of year                   1,650,000         1,650,000              0

No compensation results from the grant.

Note 8 -  Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS109) is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates .

The deferred tax asset account resulted from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax. The components of the net deferred income tax asset are as follows:


                                           2000                1999
                                           ----                ----

Provisions for Doubtful Accounts         $24,820             $22,440

Income Taxes are:
                                  2000               1999            1998
                                  ----               ----            ----

Current Tax Expense            $1,092,469          $117,973           $0
Deferred Tax Benefit             ( 24,820)         ( 22,400)           0
                           --------------        ----------          ----
Provision for Income Tax       $1,067,649          $ 95,573           $0

The provision for income taxes and the reconciliation between federal income taxes at the statutory effective rates are as follows:



                                                   2000                 1999               1998
                                                  Amount       %       Amount      %      Amount        %
                                                -----------  ----     -------     ----   --------      ----

Federal Income Tax at Statutory Rate            $1,067,649   34.0     $95,533     34.0   ($24,091)    (34.0)
Non Deductible Net Operating Loss From Merger                                              24,091      34.0
                                                ----------   ----     -------     ----    -------      ----
Provisions for Income Taxes                     $1,067,649   34.0     $95,533     34.0    $   0         0

Operating Leases - Lease expense for the year ended December 31, 2000 was
$25,465 and for the year ended December 31, 1999 was $17,500. The Company leased facilities at 1301 Mt. Juliet Road for $698 per month and increasing 7 1/2% in each of the next two years. The Company has leased additional facilities at 1929
21st Street, Nashville on a month to month lease at $650 per month. The Mt
Juliet lease expires at December 2002.

                                      1301 Mt Juliet Road
                                          Mt Juliet, TN
1st Year                                     $ 9,576
2nd Year                                     $10,294


The Company also leases a T3 line from Bell South for $11,275 per month. The lease expires May 2002.

              1st Year    2001              $ 135,300
              2nd Year    2002              $  56,375

Note 9 - Agreement to Acquire Subsidiaries
         Legal Matters

The Company agreed on October 27, 2000 to acquire Inshop.com, Inc.("InShop") (A
Delaware Corporation). The Company agreed to issue 1,817,943 shares of its previously unissued stock in the purchase. The transaction to take place in early 2001.

The proforma results of the acquisition are as follows:

                            800America.com, Inc.        InShop.com, Inc.        Combined
                            --------------------        ----------------        --------

Current Assets                   $3,144,389               $        0           $3,144,389
Property & Equipment
     Net of Accumulation
     Depreciation                 1,083,887                  373,455            1,457,342
Intangible Assets
     Net                            193,333                1,694,488            1,887,821
                                  ---------               ----------           ----------
Total Assets                      4,421,609                2,067,943            6,489,552
                                  ---------               ----------           ----------
Current Liabilities                 411,818                  250,000              661,818
                                  ---------               ----------           ----------

Common Stock                         13,412                    1,818               15,230
Additional Paid In Capital        1,943,134                1,816,125            3,759,259
Retained Earnings                 2,053,245                        0            2,053,245
                                  ---------               ----------           ----------
Total Stockholders' Equity        4,009,791                1,817,943            5,582,734
                                  ---------               ----------           ----------
Total Liabilities &
 Stockholders' Equity            $4,421,609               $2,067,943           $ 6,489,55
                                 ----------               ----------           ----------



Because InShop was not operational during the last year no proforma income statement - data can be provided.

InShop is involved in the following litigation.

A Summons and Complaint in an action titled against 800America.Com, Inc. and InShop com, Inc. has been served on InShop. The damages asked for are $219,429. The action is pending in the Supreme Court of the State of New York, County of New York. There has been no activity in this litigation beyond the service of the Summons and Complaint on InShop. The Company intends vigorously to defend this litigation.

A summons and complaint in an action seeking a consulting fee of $25,000 has been served on InShop. The action is pending in the Civil court of the City of New York. The Company intends to vigorously to defend the litigation.

Because of the early stages of the litigation referred to in the preceding two paragraphs, and due to the contingencies of litigation, the Company is precluded from providing any estimate at this time as to amounts which the plaintiffs might recover should the Company and InShop fail successfully to defend their positions.

On January 30, 2001, the Company commenced an action for breach of contract. The action is pending in the Supreme Court of the State of New York, County of New York. The issue was the Company's agreement to purchase another company. The target company subsequently refused to comply with the agreement. The Company is asking $2,000,000 in damages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. The executive officers and directors of the Company and their ages are as follows:

Name                       Age              Position
----                       ---              --------

Elie Rabi                  61               President, Treasurer, and Director

Bobby Walley               59               Secretary, Director

Darvin D. Pierce           58               Director

Jane Rothman               44               Executive Vice President

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

Darvin D. Pierce received an MBA from Northwestern University in Finance and Economics in 1975. He has been a professional investment advisor for over 20 years. Currently, he is the co-manager of five mutual bank loan funds for Van Kampen Funds of Oakbrook Terrace, Illinois, with whom he has been employed since 1990. In this capacity, Mr. Pierce is the Chief Analyst for $13.2 billion bank originated secured corporate loans, and is responsible for all analytic work, "due diligence" and monitoring of the portfolio; he manages 10 professional and eight clerical and accounting personnel and is responsible for the day-to-day administration, as well as the establishment and maintenance of working relationships with a number of the Syndication Desks/Personnel at major lending institutions in the United States. From 1986 to 1990 he was Senior Vice President, Chief Lending Officer, Australia and New Zealand Bank, New York, New York. From 1980 to 1986, he was the Vice President, Senior Lending Officer of the National Bank of Canada, Chicago, Illinois.

Jane Rothman attended Birmingham Southern College where she received a Bachelors Degree in 1979. Ms. Rothman brings over five years' experience in computer and e-commerce related business, including marketing, traffic analysis and statistical data. She created and implemented one of the first business-to-business web sites to be profitable in the first six months of operation. Ms. Rothman was also a consultant for a marketing research firm and Branch Manager of Harrah's Hotels and Casinos in San Francisco.

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

Item 10. Executive Compensation.

The following table shows all cash compensation paid or to be paid by the Company, during the fiscal years indicated, to the chief executive officer, the other executive officers and the two most highly compensated employees of the Company as of the end of the Company's last fiscal year.

                                                Summary Compensation Table

                                                                            Long Term Compensation
                                                                    ---------------------------------------
                                    Annual Compensation                       Awards              Payouts
                              --------------------------------      ---------------------------------------
         (a)            (b)       (c)        (d)        (e)             (f)           (g)           (h)         (i)
                                                                     Restricted     Securities
                                                       Other           Stock       Underlying      LTIP        All Other
Name and Principle               Salary                Annual         Award(s)    Options/ SARs   Payouts    Compensation
Position              Year       ($)     Bonus ($)  Compensation         ($)           (#)           ($)         ($)
-------------------- -------- ---------- ---------- -------------   ------------ --------------- ---------- ------------

Elie Rabi, CEO       2000       120,000          0          0            0       1,000,000          0            0
                     1999       120,000          0          0            0         250,000          0            0
                     1998             0          0          0            0               0          0            0

Jane Rothman,
Exec. VP             2000        71,250          0          0            0               0          0            0
                     1999             0          0          0            0               0          0            0
                     1998             0          0          0            0               0          0            0

Bobby Walley,
Secretary            2000             0          0          0            0               0          0            0
                     1999             0          0          0            0               0          0            0
                     1998             0          0          0            0               0          0            0

Willie Whittle       2000        36,667          0          0            0               0          0            0
                     1999        12,000          0          0            0               0          0            0
                     1998             0          0          0            0               0          0            0

Ruth Walley          2000        42,000          0          0            0               0          0            0
                     1999        38,000          0          0            0               0          0            0
                     1998        33,000          0          0            0               0          0            0



                                                 Option/SAR Grants in Last Fiscal Year
                                                          (Individual Grants)
----------------------- --------------------- -------------------- --------------------- --------------------
         Name                Number of         Percent of total      Exercise or base      Expiration date
                             Securities          options/SARs          price ($/Sh)
                             Underlying           granted to
                            Options/SARs         employees in
                            granted (#)           fiscal year
----------------------- --------------------- -------------------- --------------------- --------------------

         (a)                    (b)                   (c)                  (d)                   (e)
Elie Rabi                    1,000,000                                     1.25               1/1/2004
Jane Rothman
Bobby Walley
Willie Whittle
Ruth Walley

                           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-------------------- --------------- -------------- ---------------------------- ----------------------------
       Name              Shares          Value         Number of securities         Value of unexercised
                      acquired on    realized ($)     underlying unexercised      in-the-money options/SARs
                      exercise (#)                  options/SARs at FY-end (#)   at FY-end ($) Exercisable/
                                                    exercisable/ unexercisable          unexercisable
-------------------- --------------- -------------- ---------------------------- ----------------------------
        (a)               (b)             (c)                   (d)                          (e)
Elie Rabi                  0               0                1,000,000/0                    750,000
Jane Rothman               0               0                 50,000/0                      37,500
Bobby Walley               0               0                     0                            0
Willie Whittle             0               0                     0                            0
Ruth Walley                0               0                     0                            0

                                         Long-Term Incentive Plans-Awards in Last Fiscal Year
------------------ ----------------- ------------------------- ----------------------------------------------
    (a) Name        (b) Number of       (c) Performance or       Estimated Future Payouts under Non-Stock
                    shares, units       other period until                   Price-Based Plans
                   or other rights     maturation or payout
                         (#)
------------------ ----------------- ------------------------- ----------------------------------------------
                                                                (d) Threshold    (e) Target    (f) Maximum
                                                                   ($ or #)       ($ or #)       ($ or #)
------------------ ----------------- ------------------------- ----------------- ------------ ---------------

Elie Rabi                 0                     0                     0               0             0
Jane Rothman              0                     0                     0               0             0
Bobby Walley              0                     0                     0               0             0
Willie Whittle            0                     0                     0               0             0
Ruth Walley               0                     0                     0               0             0

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------------------------------------

                                Beneficial Owners

-------------------------------------------------------------------------------------------------------------
       (1)                         (2)                             (3)                        (4)
 Title of Class      Name and Address of Beneficial       Amount and Nature of        Percent of Class(1)
                                 Owner                      Beneficial Owner
------------------ ------------------------------------ -------------------------- --------------------------
Common             American Deductible, Inc.
                   1300 Market St.                               9,358,000(2)               61.44%
                   Wilmington DE
------------------ ------------------------------------ -------------------------- --------------------------
Common             Owen & Associates IBG, LLC
                   11011 King Street, Suite 260-B                1,020,000(3)                6.28%
                   Overland KS 66210
------------------ ------------------------------------ -------------------------- --------------------------



                                   Management

------------------ ------------------------------------ -------------------------- --------------------------
Common             Darvin Pierce
                   114 Northhampton Dr.                             33,000(4)                  *
                   Osego, IL 60543

------------------ ------------------------------------ -------------------------- --------------------------
Common             Elie Rabi
                   1301 North Mt. Juliet Rd.                    10,608,000(5)               64.37%
                   Mt. Juliet, TN 37212

------------------ ------------------------------------ -------------------------- --------------------------
Common             Jane Rothman
                   655 Avenue of the Americas                      250,000(6)                1.64%
                   New York, NY 10010

------------------ ------------------------------------ -------------------------- --------------------------
Common             Bobby Walley
                   1301 North Mt. Juliet Rd.                         23,000                    *
                   Mt. Juliet, TN 37212

------------------ ------------------------------------ -------------------------- --------------------------
Common             Ruth Walley
                   1301 North Mt. Juliet Rd.                              0                    *
                   Mt. Juliet, TN 37212

------------------ ------------------------------------ -------------------------- --------------------------
Common             Willie Whittle
                   1301 North Mt. Juliet Rd.                              0                    *
                   Mt. Juliet, TN 37212

------------------ ------------------------------------ -------------------------- --------------------------
Common             Directors and executive officer as
                   a group                                       10,914,000                 65.99%

------------------ ------------------------------------ -------------------------- --------------------------

* less than one percent

(1) Calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) American Deductible, Inc. is the trustee of a trust established for the benefit of the children of Mr. Rabi. Mr. Rabi does not act as trustee of the trust but has a power of attorney to act on behalf of said trust and may be deemed to have direct voting control of the common stock held in the trust.

(3)  Includes options to purchase 1,000,000 shares of common stock.

(4)  Includes options to purchase 10,000 shares of common stock.

(5) Includes shares beneficially owned by American Deductible, Inc. over which Mr. Rabi may be deemed to have direct voting control. Also includes 1,250,000 stock options issued in the name of Elie Rabi.

(6)  Includes options to purchase 50,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions.

On July 9, 1999, 800 America, Inc., a Delaware corporation, was merged into the Company. As part of the Agreement and Plan of Merger, the Company issued 10,000,000 shares of its common stock to the three shareholders of 800 America, Inc. The Company also changed its name to 800America.com, Inc. Of the restricted shares of the Company issued pursuant to the merger, 9,358,000 shares of common stock were issued to American Deductible, Inc. American Deductible, Inc. is a trust established for the benefit of the children of Elie Rabi, the President and a director of the Company and the former president and controlling shareholder of 800 America, Inc. Mr. Rabi does not act as trustee of the trust but holds a power of attorney on behalf of the trust and may be deemed to hold direct voting control of such shares.

In December of 1999, the Company issued to Elie Rabi a total of 250,000 incentive stock options under its Stock Option Plan. The Company also issued 1,000,000 options to Owen & Associates, LLC under its Stock Option Plan.

In April of 2000, the Company issued to Jane Rothman a total of 200,000 shares of common stock and 50,000 stock options in connection with the acquisition of Rothmancloseouts.com. Item 13. Exhibits and Reports on Form 8-K. (a) Exhibits

3.01     Articles of Incorporation (1)

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

(b) The Company filed a report on Form 8-K dated November 13, 2000 in connection with the agreement to acquire a majority shareholder interest in inShop.com, Inc.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              800America.com, Inc.

By: /s/  Elie Rabi                                          Date: March 29, 2001
    ------------------------------------------------
    Elie Rabi, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  Elie Rabi                                          Date: March 29, 2001
    -------------------------------------------------
    Elie Rabi, Director, President and
    Chief Executive Officer

By: /s/  Bobby Walley                                       Date: March 29, 2001
    -------------------------------------------------
    Bobby Walley, Director

By: /s/  Darvin D. Pierce                                   Date: March 29, 2001
    -------------------------------------------------
    Darvin D. Pierce, Director