Form 10QSB
period 2001-03-31
800AMERICA COM INC
filed 2001-05-15
CIK 1060239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-28547

                              800America.com, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               87-0567884
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                               1929 S. 21st Avenue
                               Nashville, TN 37212
                     --------------------------------------
                    (Address of principal executive offices)

                                 (800) 999-5048
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

There were 15,429,943 shares of common stock $0.001 par value outstanding as of May 11, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.




                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. O. Box 15728
                         Hattiesburg, Mississippi 39404





                     Independent Accountant's Review Report








I have reviewed the accompanying balance sheets of 800America .com, Inc., as of March 31, 2001 and December 31, 2000 and the related statements of income, retained earnings, and cash flows for the three months ended March 31, 2001 and March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of 800America . com, Inc.

A review consist principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Sincerely,



/s/  Jack F. Burke, Jr.
-----------------------
     Jack F. Burke, Jr.

May 11, 2001



                              800America. com, Inc.
                                  Balance Sheet


                                                                   March 31,    December 31,
                                     Assets                          2001           2000
                                                                 -----------    -----------
              Current Assets
     Cash                                                        $ 3,229,135    $ 2,117,746
     Accounts Receivable                                           2,131,094        995,634
     Allowance for Doubtful Account                                 (139,000)      (139,000)
     Prepaid Advertising                                                             75,000
     Deferred Tax Asset                                               47,260         47,260
                                                                 ===========    ===========
Total Current Assets                                               5,268,489      3,096,640
                                                                 ===========    ===========

Property and Equipment
     Equipment                                                       842,457        743,831
     Software                                                        887,150        887,150
     Auto                                                             20,738         20,738
                                                                 ===========    ===========
                                                                   1,750,345      1,651,719
     Accumulated Depreciation                                       (701,454)      (567,832)
                                                                 ===========    ===========
Total Property and Equipment                                       1,048,891      1,083,887
                                                                 ===========    ===========

Other Assets

Intangible Assets(Net)                                               190,000        193,333

Advances                                                             537,758         47,749

Investment Inshop                                                      2,018
                                                                 ===========    ===========
Total Other Assets                                                   729,776        241,082
                                                                 ===========    ===========

Total Assets                                                       7,047,156      4,421,609
                                                                 ===========    ===========
                          Liabilities and Stockholders' Equity
Current Liabilities

Accounts Payable - Trade                                             182,937         24,946

Accrued Expenses                                                      15,942
     Income Tax  Payable                                             981,068        386,872
                                                                 ===========    ===========
Total Current Liabilities                                          1,179,947        411,818
                                                                 ===========    ===========

Stockholders' Equity
Preferred Stock 0.001 Par Value
5,000,000 Shares Authorized 0 Issued
Common Stock 0.001 Par Value
50,000,000 Shares Authorized
13,412,000 Shares Outstanding
December 31, 2000 15,429,943 Shares
Outstanding March 31, 2001                                            15,430         13,412

Additional Paid in Capital                                         1,943,134      1,943,134
Retained Earnings                                                  3,908,645      2,053,245
                                                                 ===========    ===========
Total Stockholders'  Equity                                        5,867,209      4,009,791
                                                                 ===========    ===========
Total Liabilities and Stockholders'
Equity (Deficit)                                                 $ 7,047,156    $ 4,421,609
                                                                 ===========    ===========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements
                          See Accountants Review Report

                              800America. com, Inc.
                                Income statement



                                                         For the Three Months
                                                            Ended March 31
                                                      --------------------------
                                                         2001            2000

Revenues                                              $4,300,777      $2,390,824
                                                      ==========      ==========

Cost and Expenses
     Advertising                                         427,360         335,688
     Depreciation & Amortization                         136,955          53,109
     Rebate                                                            1,303,969
     Payroll                                             186,914         124,142
     Software Maintenance                                 91,750
     Professional                                        119,300          18,363
     Bad Debts                                                            73,000
     Other Operating Expense                             471,812          17,526
                                                      ==========      ==========
Total Operating Expense                                1,434,091       1,925,797
                                                      ==========      ==========

Operating Income                                       2,866,686         465,027

Other Income (Expenses)
     Interest Income                                      18,808           2,155
                                                      ==========      ==========

Net Income Before Income Taxes                         2,885,494         467,182

Income Tax                                             1,030,094         188,000
                                                      ==========      ==========

Net Income                                            $1,855,400      $  279,182
                                                      ==========      ==========

Basic Earnings Per Share Common Stock                 $     0.12      $     0.02

Diluted Earnings Per Share Common Stock                     0.11            0.02


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements
                          See Accountants Review Report



                                                       800America . com Inc.
                                                  Analysis of Stockholders Equity
                                                 Three Months Ended March 31, 2001



                                                          Common        Common      Additional                           Total
                                                          Stock          Stock       Paid In         Retained       Stockholders
                                                          Shares        Amount       Capital         Earning           Equity
                                                     ===============================================================================
              Balance December 31, 2000                 13,412,000      $13,412     $1,943,134       $2,053,245         $4,009,791

                Common Stock Issued to
                 Acquire Operating Activity
              Net Income                                 2,017,943        2,018                                              2,018
                                                                                                      1,855,400          1,855,400
                                                     ===============================================================================
              Balance March 31, 2001                    15,429,943      $15,430     $1,943,134       $3,908,645         $5,867,209
                                                     ===============================================================================


                                                                             Three Months Ended March 31, 2000

              Balance December 31, 1999                 12,250,000      $12,250       $952,312        $(37,716)           $926,846

                Additional Paid in Capital
                  January 14, 2000                                                     250,000                             250,000
              Net Income                                                                               279,182             279,182
                                                     ===============================================================================
              Balance March 31, 2000                    12,250,000      $12,250     $1,202,312        $241,466         $1,456,028
                                                     ===============================================================================


                                         The Accompanying "Notes to Financial Statements"
                                        Are An Integral Part of These Financial Statements
                                                   See Accountants Review Report

                              800America. com, Inc.
                             Statement of Cash Flows
                           Three Months Ended March 31


                                                         2001           2000
                                                     -----------    -----------
Cash Flows From Operating Activities
     Net Income                                      $ 1,855,400    $   279,182
  Adjustments to Reconcile Net Income
       To Cash Provided in Operating Activities
     Deprecation and Amortization                        136,955         53,109
     Bad Debts                                            73,000           --
     Accounts Receivable Increase                     (1,135,460)      (577,568)
     Prepaid Advertising                                  75,000        121,600
     Deposit on Equipment                                   --           94,000
     Accounts Payable                                    157,991         30,053
     Rebates Payable                                        --          101,220
     Income Tax Payable                                  594,196        188,000
     Other Current Liabilities                            15,942           --
                                                     ===========    ===========
Cash Provided by Operations                            1,700,024        362,596
                                                     ===========    ===========

Cash Flows From Investing Activities
     Purchase of Equipment                               (98,626)      (297,557)
     Purchase of Software                                   --         (245,850)
     Advances to Operating Activities                   (490,009)          --
                                                     ===========    ===========
Cash Flows (Used) in Investing Activity                 (588,635)      (543,407)
                                                     ===========    ===========

Cash Flows From Financing Activities
     Additional Paid In Capital                             --          250,000
                                                     ===========    ===========
Cash Flows Provided byFinancing Activities                  --          250,000
                                                     ===========    ===========

Net Increase in Cash                                   1,111,389         69,189

Beginning Cash Balance                                 2,117,746        392,564
                                                     ===========    ===========

Ending Cash Balance                                  $ 3,229,135    $   461,753
                                                     ===========    ===========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements
                          See Accountants Review Report

                             800America . com, Inc.
                 Selected notes to Reviewed Financial Statements


Note 1 -  Related Party Transactions

     Compensation paid Chief Executive Officer $60,000 for three months ended March 31, 2001 and 30,000 for the three months ended March 31, 2000.

Note 2 -  Supplemental Cash Flow Information

         Three months ended                         3/31/01           3/31/00

             Interest Paid                                0                 0
             Income Tax paid                       $435,898                 0

Note 3 - Non Cash Transactions

         2,017,943 Shares Common Stock
            for operating activity Inshop.         $  2,018

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The Company owns and operates international e-commerce and technology businesses. The Company's primary business is to bring buyers and sellers together in an efficient and easy format and generate fees based on transactions. 800America's unique approach to customer acquisition and retention has provided it a strong following of loyal Internet users. The Company is an innovator in developing proprietary technologies needed for easy navigation and convenience for business-to-business-and business-to-consumer environments. The Company's technologies coupled with its unique customer approach continue to strengthen relationships with its customers. These technologies are providing the foundation needed to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

800America has three primary operating units. The 800America Network, Rothman Closeouts, and Fileshooter.

800Amerca is the home of many Internet shoppers. 800America offers shoppers a convenient way to navigate easily among hundreds of stores. The portal offers incentives to visit continuously the site through promotions and giveaways. The Company funds TV advertising in over 50 cities around the world.

Rothman Closeouts is believed by the Company to be the largest business-to-business marketplace for branded surplus merchandise and the leading site for manufacturers, wholesalers and retailers to sell or buy surplus inventories around the world. The Company believes that Rothman Closeouts has become the number one closeout web site on the fifteen major search engines around the world.

The Company acquired 51% of the software company Fileshooter, Inc., which owns the software called File Shooter. File Shooter is one of the world's best messaging transmission programs. It also can transmit files of any size, with private and secure chat rooms all in one. The technology is unique in that the sender will send a message, file, picture, graphic and music to the recipient by bypassing the intervention of a service provider. File Shooter is a TRUE PEER-to-PEER communication tool. The Company intends to market the product worldwide starting in the latter part of the second quarter.

Recent Developments

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

During the quarter the Company also sold the following web sites:
21stAvenueProductions.com, Inde4u.com and Steeplehouse.com.

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000.

The Company had revenues of $4,300,777 for the quarter ended March 31, 2001 compared to revenues of $2,390,824 for the quarter ended March 31, 2000. Net income for the quarter ended March 31, 2001 was $1,855,400 compared to net income of $279,182 for the quarter ended March 31, 2000. Total operating expenses for the quarter ended March 31, 2001 were $1,434,091 resulting in operating income for the quarter of $2,866,686. This compares to total operating expenses of $1,925,797 for the quarter ended March 31, 2000, resulting in operating income of $465,027. The Company has instituted a policy of not paying rebates as of January 1, 2001 and hence represented none of the total operating expenses. This compared to customer rebates of $1,303,969 for the quarter ended March 31, 2000 that represented approximately 68% of total operating expenses. Management expects that general and administrative expenses will increase with the hiring of additional personnel and the further development of the Company's web sites. Because of the Company's limited operating history with its various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

Liquidity And Capital Resources

Net cash provided by operating activities was $1,700,024 for the quarter ended March 31, 2001 compared to net cash provided by operating activities of $362,596 for the quarter ended March 31, 2000. Net cash used in investing activities was $588,635 for the quarter ended March 31, 2001 compared to $543,407 for the quarter ended March 31, 2000. There was no cash provided by financing activity for the quarter ended March 31, 2001 compared to net cash provided by financing activities of $250,000 for the quarter ended March 31, 2000.

The Company's cash and cash equivalents as of March 31, 2001 were $3,229,135. At March 31, 2001, the Company had current assets of $5,268,489 and current liabilities of $1,179,947, resulting in working capital at March 31, 2001 (current assets less current liabilities) of $4,088,542.

The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than costs in connection with the further development of its web sites, the Company does not have any plans for significant capital or operating expenditures above its current level unless it determines to develop additional web sites that could result in additional development costs.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements that are based on what we believe are reasonable beliefs and assumptions of our management. Often, you can recognize these statements because we use words such as "believe", "anticipate", "intend", "estimate" and "expect" in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

A summons and complaint in an action titled MICHELE J. GALAGHER against INSHOP.COM, INC. has been served on registrant's majority-owned subsidiary inShop.com, Inc. The action is pending in the Supreme Court of the State of New York, County of New York. The complaint seeks approximately $45,000 for wages and expenses. InShop.com, Inc. intends vigorously to defend this litigation.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

         None.

(b) Reports on Form 8-K

On May 3, 2001, registrant reported, on Form 8-K, the results for the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            800America.com, Inc.
                                            (Registrant)

Date May 15, 2001                           By:  /s/  Elie Rabi
                                               -------------------------------
                                                      Elie Rabi, President