Form 10QSB
period 2001-06-30
800AMERICA COM INC
filed 2001-08-14
CIK 1060239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                   to
                                     -----------------    -----------------

                        Commission file number 000-28547

                              800America.com, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          87-0567884
 ------------------------------                         ------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or jurisdiction)                          Identification No.)


                               1929 S. 21st Avenue
                               Nashville, TN 37212
                     --------------------------------------
                    (Address of principal executive offices)

                                 (800) 999-5048
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
     ---           ---

There were 16,911,627 shares of common stock $0.001 par value per share to be issued, issued and outstanding as of August 13, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             800America . com, Inc.
                           Consolidated Balance Sheet
                                    Unaudited
                       June 30, 2001 and December 31, 2000

                                                           June 30         December 31
                            Assets                           2001              2000

Current Assets
   Cash in Bank                                           5,370,914          2,117,746
   Accounts Receivable                                    1,022,310            995,634
   Allowance for Doubtful Accounts                         -154,000           -139,000
   Deferred Tax Asset                                        52,360             47,260
   Prepaid Advertising                                                          75,000
   Advances to Affiliates                                                       47,749
                                                          ---------          ---------
Total Current Assets                                      6,291,584          3,144,389
                                                          ---------          ---------

Property and Equipment
   Equipment                                                842,562            743,831
   Software                                                 887,150            887,150
   Auto                                                      20,738             20,738
                                                          ---------          ---------
                                                          1,750,450          1,651,719
   Accumulated Depreciation                                 988,133            567,832
                                                          ---------          ---------
Net Property and Equipment                                  762,317          1,083,887
                                                          ---------          ---------

Other Assets
   Intangibles (Net)                                        186,676            193,333
   Advances to Subsidiary                                 1,068,065
   Investment in Subsidiary                               1,500,000
                                                          ---------          ---------
Total Other Assets                                        2,754,741            193,333
                                                          ---------          ---------

Total Assets                                              9,808,642          4,421,609
                                                          =========          =========

            Liabilities and Stockholders Equity

Current Liabilities
   Accounts Payable - Trade                                 154,241             24,946
   Accrued Expenses                                          53,748
   Income Tax Payable                                     1,288,906            386,872
                                                          ---------          ---------
Total Current Liabilities                                 1,496,895            411,818
                                                          ---------          ---------

Stockholders Equity
   Preferred Stock $0.001 Par Value
    5,000,000 Shrs Authorized 0 Issued
   Common Stock $0.001 Par Value
    50,000,000 Shrs Authorized, 13,412,000
    Shares issued December 31, 2000
    15,429,493 Shrs Issued June 30, 2001                     15,429             13,412
   Additional Paid In Capital                             1,943,134          1,943,134
   Retained Earnings                                      6,353,184          2,053,245
                                                          ---------          ---------
Total Stockholders Equity                                 8,311,747          4,009,791
                                                          ---------          ---------

Total Liabilities and Stockholders' Equity                9,808,642          4,421,609
                                                          =========          =========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800America . com, Inc.
                        Consolidated Statement of Income
                                    Unaudited
       Three and Six Months Periods Ended June 30, 2001 and June 30, 2000


                                                    2001                2001               2000                2000
                                                    Three                Six               Three                Six
                                                    Months              Months             Months              Months


Revenues                                          5,001,972           9,302,749           3,188,641           5,579,465
                                                 -----------------------------------------------------------------------

Cost and Expenses
     Rebates                                                                              2,209,441           3,513,410
     Advertising                                    719,759           1,147,119             323,604             659,292
     Depreciation Amortization                      290,013             426,968              26,193              79,302
     Bad Debts                                       15,000              15,000              98,000             171,000
     General and Administration                     822,479           1,692,329             237,970             398,001
                                                 -----------------------------------------------------------------------
Total Cost and Expenses                           1,847,251           3,281,416           2,895,208           4,821,005
                                                 -----------------------------------------------------------------------

Net Income from Operations                        3,154,721           6,021,333             293,433             758,460
                                                 -----------------------------------------------------------------------

Other Income
    Interest                                         24,698              43,506               3,032               5,187
    Sale of Assets                                  500,000             500,000
                                                 -----------------------------------------------------------------------
Total Other Income                                  524,698             543,506               3,032               5,187
                                                 -----------------------------------------------------------------------

Income Tax Expense                                1,234,806           2,264,900              53,000             241,000
                                                 -----------------------------------------------------------------------

Net Income                                       $2,444,613          $4,299,939          $  243,465          $  522,647
                                                 -----------------------------------------------------------------------

Basic Earnings Per Share Common Stock                 $0.16               $0.28               $0.02               $0.04

Diluted Earnings Per Share Common Stock               $0.14               $0.25               $0.02               $0.04


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800America . com, Inc.
                      Consolidated Statement of Cash Flows
                                    Unaudited
                            Six Months Ended June 30


                                                           2001           2000


Cash Flows from Operating Activities
   Net Income from Operations                          $4,299,939       $522,647
   Adjustments to Reconcile Net Income
      to Cash Flows from Operations
      Depreciation and Amortization                       426,965         79,302
      Bad Allowance - Increase                             15,000         73,000
      Account Receivable (Increase)                       -26,676       -743,711
      Prepaid Advertising - Decrease                       75,000        121,600
      Advances to Affiliates - Decrease                    47,749
      Deferred Tax Asset (Increase)                        -5,100
      Account Payable - Increase                          129,295         39,047
      Rebates - Increase                                                 296,909
      Accrued Expenses - Increase                          53,738          1,947
      Deposit on Equipment - Decrease                                     94,000
      Income Tax Payable - Increase                       902,034        241,000
                                                       ----------       --------
Net Cash Provided by Operating Activity                 5,917,944        725,741
                                                       ----------       --------

Cash Flows from Investing Activities
   Equipment Purchase                                     -98,731       -445,817
   Software Purchase                                                    -464,953
   Investments and Advances to Subsidiaries            -2,568,065
                                                       ----------       --------
Net Cash Used in Investing Activities                  -2,666,796       -910,770
                                                       ----------       --------

Cash Flows from Financing activities
   Additional Paid in Capital                                            250,000
   Common stock Issued for Acquisition
      of New Operating Divisions                            2,017
                                                       ----------       --------
Net Cash Provided by Financing Activities                   2,017        250,000
                                                       ----------       --------

Net Increase in Cash                                    3,253,166         64,971

Beginning Balance                                       2,117,746        392,564
                                                       ----------       --------

Ending Balance                                         $5,370,912       $457,535
                                                       ----------       --------




                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800America . com, Inc.
                   Changes in Consolidated Stockholders Equity
                                    Unaudited
                         Six Months Ended June 30, 2001


                                      Common               Common           Additional                               Total
                                       Stock                Stock             Paid In            Retained        Stockholders
                                      Shares               Amount             Capital             Earning            Equity

Balance December 31, 2000           13,412,000          $   13,412          $1,943,134          $2,053,245          $4,009,791
Common Stock Issued to
   Acquire Affiliates                2,017,493               2,017                                                       2,017
Net Income                                                                                       4,299,939           4,299,939
                                    ------------------------------------------------------------------------------------------
Balance June 30, 2001               15,429,493              15,429           1,943,134           6,353,184           8,311,747
                                    ------------------------------------------------------------------------------------------


Balance December 31, 1999           12,250,000              12,250             952,312             -37,716             926,846
Additional Paid in Capital
   January 18,2000                                                             250,000                                 250,000
Common Stock Issued for
   Rothman Closeouts.com               200,000                 200             199,800                                 200,000
Net Income                                                                                         522,647             522,647
                                    ------------------------------------------------------------------------------------------
Balance June 30, 2000               12,450,000          $   12,450          $1,402,112          $  484,931          $1,899,493
                                    ------------------------------------------------------------------------------------------















                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                             800America . com, Inc.
                 Selected Notes to Reviewed financial Statements


Note 1 - Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fully year. For further information, refer to the December 31, 2000 consolidated financial statements and notes thereto included in 800America . com, Inc. 10KSB.

Note 2 - Related Party Transactions

         Compensation paid Chief Executive Officer $160,000 for six months ended June 30, 2001 and $55,000 for the six months ended June 30, 2000.

Note 3 - Supplemental Cash Flow Information

         Six months ended                  6/30/01           6/30/00

              Interest paid                   0                 0
              Income Tax Paid             $1,476,966            0

Note 4 - Non Cash Transactions

         1,817,493 Shares Common Stock
              for operating activity Inshop. Com     1,817
         200,000 Shares Common Stock
              eBiz4Biz . com                           200

Note 5 - Purchase of Subsidiary

         The Company purchased eBiz4Biz . com which was not operational but had succeeded in developing some advance computer software. The agreement was dated January 20, 2001 but the purchase was not completed until May 16, 2001.

         The agreement contemplated the purchase method of accounting.

         The period for which the results of operations of the acquisition are included in the income statement for the five months ending June 30, 2001. Goodwill was not recognized.

         The Company purchased Fileshooter . com . Fileshooter . com was dormant since its inception until purchased by 800America . com, Inc. on June 30, 2001. The Company like eBiz4Biz . com was fully integrated into 800America . com, Inc. operations. Method of accounting will be the purchase method. No goodwill is recognized. The only asset of Fileshooter . com is advanced technology software.

         The above purchases were completed for a combination of stock and cash of approximately $1,500,000.

Note 6 - Sale of Operating Divisions

         The Company sold the following operating divisions for cash:

                  Steeplehouse . com              $250,000
                  21 Avenue Productions . com      100,000
                  Inde4u. com                      150,000
                                                  --------
                       Total                      $500,000

         The Company has no recorded cost on any of these three divisions.

Item 2. Management's Discussion and Results or Plan of Operation.

General

The Company operates several Internet web sites in three segments: Business to Business; Business to Consumers and Technology. The Company's goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. This approach to customer acquisition and retention has provided the Company with a strong following of users. The Company is an innovator in developing proprietary technologies needed for easy navigation for business-to-business-and business-to-consumer environments. The Company's technologies coupled with its unique customer approach continue to strengthen relationships with its customers. These technologies are providing the foundation needed to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.


The Company is the home of many Internet shoppers. It offers shoppers a convenient way to navigate easily among hundreds of stores. The portal offers incentives to visit continuously the site through promotions and giveaways. The Company funds TV advertising in over 50 cities around the world.


Sites operated by the Company include a shopping portal, RothmanCloseouts.com, InternetWebGuide.com, FileShooter.com, InShop.com and eBiz4biz.com.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000.

The Company had revenues of $5,001,972 for the quarter ended June 30, 2001 compared to revenues of $3,188,641 for the quarter ended June 30, 2000. Net income for the quarter ended June 30, 2001 was $2,444,613 compared to net income of $243,465 for the quarter ended June 30, 2000. Total operating expenses for the quarter ended June 30, 2001 were $1,847,251 resulting in operating income for the quarter of $3,154,721. This compares to total operating expenses of $2,895,208 for the quarter ended June 30, 2000, resulting in operating income of $293,433. The Company has instituted a policy of not paying rebates as of January 1, 2001 and hence represented none of the total operating expenses. This compared to customer rebates of $2,209,441 for the quarter ended June 30, 2000 that represented approximately 76% of total operating expenses. Because of the Company's limited operating history with its various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising costs will be a significant part of its operating structure. With the addition of an office in Beijing China the revenues of RothmansCloseouts, one of the Company's most profitable web sites, have been greatly enhanced. Management expects that revenues from Business to Consumers divisions will slightly decrease in the third quarter. This is in line with the national trend. Management expects that all other divisions will have increased revenues and profits.

Liquidity And Capital Resources

Net cash provided by operating activities was $4,217,920 for the quarter ended June 30, 2001 compared to net cash provided by operating activities of $363,145 for the quarter ended June 30, 2000. Net cash used in investing activities was $2,078,161 for the quarter ended June 30, 2001 compared to $367,363 for the quarter ended June 30, 2000.

The Company's cash and cash equivalents as of June 30, 2001 were $5,370,912. At June 30, 2001, the Company had current assets of $6,291,584 and current liabilities of $1,496,895 resulting in working capital at June 30, 2001 (current assets less current liabilities) of $5,794,689.

During the quarter the Company completed the purchase of Ebiz4biz.com and acquired the remaining interest in Filehooter, Inc. it did not already own. The Company paid a total of approximately $1,500,000 in cash and common stock in connection with these transactions. The Company expects that these operations will add revenues to the Company's operations.

The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than costs in connection with the further development of its web sites, the Company does not have any plans for significant capital or operating expenditures above its current level unless it determines to develop additional web sites that could result in additional development costs. The Company may also make additional acquisitions which might be financed at least in part with Company funds.

Six Months Ended June 30, 2001 Compared With June 30, 2000

Results of Operations

The Company had revenues of $9,302,749 for the six months ended June 30, 2001 compared with revenues of $5,579,463 for the six months ended June 30, 2000. This represents a 67% increase. The increase was primarily the result of increased sales and the elimination of the Company's rebate program, beginning in January of 2001. Net income was $4,299,939 for the six months ended June 30, 2001 compared with net income of $522,647 for the six months ended June 30, 2000. Total operating expenses were $3,281,416 for the six months ended June 30,2001 compared with $4,821,005 for the six months ended June 30,2000. This is a decrease of 32% and is primarily a result of the discontinuance of the rebate program.

Liquidity And Capital Resources

Net cash provided for operating activities was $5,917,944 for the six months ended June 30, 2001 compared with net cash of $725,741 for the six months ended June 30, 2000. The increase in net cash was primarily attributable to an increase in revenues and a decrease in operating costs as a result of ending the rebate program. During the six month period ended June 30, 2001, the Company sold assets for $500,000 and purchased two companies for approximately $1,500,000 in cash and common stock. During the six months ended June 30, 2000, the Company obtained $250,000 through the sale of equity securities in a private placement.

Events Subsequent to June 30, 2001

In July 2001, the Company completed a private placement of its equity securities. The Company received approximately $2,700,000 in gross proceeds.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements that are based on what the Company believes are reasonable beliefs and assumptions of management. Often, these statements can be recognized because of the use of words such as "believe", "anticipate", "intend", "estimate" and "expect" in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to litigation incurred in connection with the ordinary operation of its business. The Company does not believe that any adverse result in the various litigation matters would have a material effect on the Company's operations or financial condition.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            800America.com, Inc.


Date: August 14, 2001                       By: /s/ Elie Rabi
                                               ---------------------------------
                                               Elie Rabi
                                               President (Principal
                                               Executive Officer, Chief
                                               Financial Officer and Chief
                                               Accounting Officer)