Form 10QSB
period 2001-09-30
800AMERICA COM INC
filed 2001-11-14
CIK 1060239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ____________________

                        Commission file number 000-28547

                              800America.com, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                   87-0567884
-------------------------------                 -------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or jurisdiction)                 Identification No.)

                              1929 S. 21st Avenue
                              Nashville, TN 37212
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (800) 999-5048
                           --------------------------
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

There were 16,162,943 shares of common stock $0.001 par value per share, issued and outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one) :  Yes [  ]   No [X]


                         PART I -- FINANCIAL INFORMATION

Item 1.

                             800America.com, Inc.
                      Condensed Consolidated Balance Sheet
                                   Unaudited
                   September 30, 2001 and December 31, 2000

                                                        September 30            December 31
                                                            2000                   2001
                      ASSETS                            ------------            -----------
Current Assets
   Cash in Bank                                         $9,107,264              $2,117,746
   Accounts Receivable                                     212,907                 995,634
   Allowances for Doubtful Acccounts                      (154,000)               (139,000)
   Prepaid Advertising                                                              75,000
   Due from Affiliate                                                               47,749
   Deferred Tax Asset                                       47,260                  47,260
                                                       -----------              ----------
Total Current Assets                                     9,213,431               3,144,389
                                                       -----------              ----------

Property and Equipment
   Equipment                                               852,562                 743,831
   Software                                              2,377,150                 887,150
   Auto                                                     20,738                  20,738
                                                       -----------              ----------
                                                         3,250,450               1,651,719
   Accumulated Depreciation                             (1,145,034)               (567,832)
                                                       -----------              ----------
Total Property and Equipment                             2,105,416               1,083,887
                                                       -----------              ----------

Other Assets
   Intangible Assets (Net)                                 176,666                 193,333
   Investment iGain, Inc.                                   50,000
   Investment - UPS                                              1
   Note Receivables Stockholders'                           82,818
   Investment Inshop                                       174,395
   Other Assets                                            132,500
                                                       -----------              ----------
Total Other Assets                                         616,380                 193,333
                                                       -----------              ----------
Total Assets                                            11,935,227               4,421,609
                                                       ===========              ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable Trade                                   93,672                  24,946
   Accrued Expenses                                         40,706
   Income Tax Payable                                      866,567                 386,872
   Due on Purchase                                               1
                                                       -----------              ----------
Total Current Liabilities                                1,000,946                 411,818
                                                       -----------              ----------

Stockholders' Equity
   Preferred Stock No Par Value
    5,000,000 Shares Authorized 0 Issued
   Common Stock - 0.001 Par Value
    50,000,000 Shares Authorized
    13,412,999 Shares Outstanding at
     December 31, 2000
    16,162,943 Shares Outstanding at
     September 30, 2001                                     16,162                  13,412
   Additional Paid in Capital                            2,756,147               1,943,134
   Retained Earnings                                     8,161,972               2,053,245
                                                       -----------              ----------
Total Stockholders' Equity                              10,934,281               4,009,791
                                                       -----------              ----------
Total Liabilities and Stockholders' Equity             $11,935,227              $4,421,609
                                                       ===========              ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                             800America.com, Inc.
                   Condensed Consolidated Statements of Income
                                   Unaudited
            Periods Ended September 30, 2001 and September 30, 2000



                                        2001            2001            2000            2000
                                        Three           Nine            Three           Nine
                                        Months          Months          Months          Months

Revenues                                $5,941,924      $15,244,673     $3,922,359      $9,501,802
                                        ----------------------------------------------------------

Cost and Expense
     Rebates                                                             1,362,744       4,876,154
     Advertising                         1,536,486        2,683,605        400,820       1,060,112
     Depreciation - Amortization           166,901          593,869         74,971         154,273
     Bad Debts                                   0           15,000          9,837         180,837
     General and Administrative          1,615,074        3,307,403        815,463       1,213,464
                                        ----------------------------------------------------------
Total                                    3,318,461        6,599,877      2,663,835       7,484,840
                                        ----------------------------------------------------------

Net Income from Operations               2,623,463        8,644,796      1,258,524       2,016,962
                                        ----------------------------------------------------------
Other Income
     Interest                               65,094          108,600          5,189          10,406
     Sale of Assets                              0          500,000              0               0
                                        ----------------------------------------------------------
                                            65,094          608,600          5,189          10,406
                                        ----------------------------------------------------------

Income Tax Expense                        (935,100)      (3,200,000)      (448,305)       (689,305)
                                        ----------------------------------------------------------

Net Income                               1,753,457        6,053,396        815,408       1,338,063
                                        ----------------------------------------------------------

Basic Earning Per Share                      $0.11            $0.38          $0.07           $0.11

Diluted Earnings Per Share                   $0.09            $0.33          $0.06           $0.10


      See Accompanying Notes To Condensed Consolidated Financial Statements

                             800America.com, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                         Nine Months Ended September 30,

                                                                  2001                      2000
                                                               ----------                ----------
Cash Flows From Operating Activities
  Net Income                                                   $6,053,396                $1,338,063
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities
    Depreciation and Amortization                                 578,869                   154,273
    Bad Debts Allowance - Increase                                 15,000                    73,000
    Accounts Receivable (Increase) Decrease                       797,727                  (707,292)
    Other Assets (Increase) Decrease                              122,749                   215,600
    Accounts Payable Increase (Decrease)                           68,845                   181,181
    Income Tax Payable - Increase (Decrease)                      479,695                   301,570
    Accrued Expenses                                               40,706                    19,266
    Due on Purchase                                                     1
                                                               ----------                ----------
Cash Provided by Operations                                     8,156,988                 1,575,661
                                                               ----------                ----------

Cash Flows From Investing Activities
  Purchase of Equipment                                          (108,731)                 (437,422)
  Purchase of Software                                         (1,490,000)
  Advance to Operating Activities                                (384,506)
  Purchase UPS                                                         (1)
                                                               ----------                ----------
Cash Used by Investments Activities                            (1,983,238)                 (437,422)
                                                               ----------                ----------

Cash Flows From Financing Activities
  Sale of Previously Unissued Stock (Net)                       6,315,768
  Repurchase Stock From Above Sales                            (5,500,000)
  Additional Paid in Capital                                                                250,000
                                                               ----------                ----------

Cash Provided by Financing Activities                             815,768                   250,000
                                                               ----------                ----------

Net Increase in Cash                                            6,989,518                 1,388,239

Beginning Cash Balance                                          2,117,746                   392,464
                                                               ----------                ----------

Ending Cash Balance                                            $9,107,264                $1,780,703
                                                               ==========                ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                             800AMERICA . COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results, which may be expected for any other interim period, or for the full year. For further information, refer to the December 31, 2000 consolidated financial statements and notes thereto include in 800America.com, Inc. 10KSB.

Note 2 - Related Party Transactions

         Compensation paid Chief Executive Officer $201,666 for nine months ended September 30, 2001 and $55,000 for the six months ended June 30, 2000.


Note 3 - Supplemental Cash Flow Information

         Nine months ended                              9/30/01        9/30/00

              Interest paid                                0              0
              Income tax paid                         $2,319,100      $387,735

Note 4 - None Cash Transactions

         1,817,493 Shares Common Stock
              for operating activity Inshop.Com          1,817
         200,000 Shares Common Stock
              eBiz4Biz.com                               200
         450,000 Shares of Common Stock
              for assets of cs-live.com                    450

Note 5 - Purchase of Subsidiary's

         The Company purchased eBiz4Biz. Com which was not operational but had succeeded in developing some advance computer software. The agreement was dated January 20, 2001 but the purchase was not completed until May 16, 2000.

         The agreement contemplated the purchase method of accounting.

         The period for which the results of operations of the acquisition are included in the income statement for the eight months ending September 30, 2001. Goodwill was not recognized. The only asset of eBiz4Biz is advanced technology software.

         The Company purchased Fileshooter.com (Fileshooter). Fileshooter was dormant since its inception until purchased by 800America.com, Inc. on June 30, 2001. Fileshooter, like eBiz4Biz.com was fully integrated into 800America.com Inc. operations. Method of accounting will be the purchase method. No goodwill is recognized. The only asset of Fileshooter.com is advanced technology software. The Company purchased substantially all of the assets of cs-live.com.

         The above purchases were completed for a combination of stock and cash of approximately $1,550,000.

         The Company acquired all of the capital stock of Universal Payments Systems (UPSI). Company management owned and developed UPSI. The purchase price was $1.

         In September 2001, the Company acquired substantially all of the assets, including the name, of cs-live.com inc. The purchase price was $50,000 and 450,000 shares of common stock. The company also assumed certain operating liabilities. cs-live inc. changed it name to Intelligent Web Technologies, Inc. The Company has made advance to Intelligent Web Technologies, Inc. of approximately $82,818 at September 30, 2001. The advance is secured by the shares of common stock paid as a part of the purchase price.

Note 6 - Private Offering - Stock Sale

         The Company sold previously unissued stock in a private offering for approximately $6,315,768 net of offering cost. The Company repurchased, at sale price, $5,500,000 of the stock sold from one investor.

Note 7 - Subsequent Events
         Contingent Liability

         In October 2001, the Company acquired all of the capital stock of iGain, Inc. The purchase price was 1,050,000 shares of common stock. The Company agreed to repurchase, at the option of the holders, 1,000,000 shares of common stock issued in the merger (less $51,028 shares as explained below) for a price of $2.60 per share. The conditions for which the Company will repurchase the shares is the earlier of (i) if the current Chief Executive Officer is no longer serving in that capacity, (ii) the Company conducts a public offering of its securities and receives at least $7,000,000 in proceeds, or (iii) one year from the closing date of the merger. In connection with the merger, the Company agreed to repurchase a total of 51,028 of the shares within 30 days of the closing for $2. 25 per share. If all the shares were repurchased within one year from the closing date of the merger the total redemption price would be $2,582,140.

Item 2. Managements Discussion and Results or Plan of Operation.

General

The Company operates several Internet web sites in three segments: Business to Business; Business to Consumers and Technology. The Companys goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. This approach to customer acquisition and retention has provided the Company with a strong following of users. The Company is an innovator in developing proprietary technologies needed for easy navigation for business-to-business-and business-to-consumer environments. The Company's technologies coupled with its unique customer approach continue to strengthen relationships with its customers. These technologies are providing the foundation needed to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

The Company is the home of many Internet shoppers. It offers shoppers a convenient way to navigate easily among hundreds of stores. The portal offers incentives to visit continuously the site through promotions and giveaways. The Company funds TV advertising in over 50 cities around the world.

Sites operated by the Company include a shopping portal 12 click, RothmanCloseouts.com, InternetWebGuide.com, FileShooter.com, InShop.com, eBiz4biz.com, cs-live.com, iGain.com and UPS payment.com.

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000.

The Company had revenues of $5,941,924 for the quarter ended September 30, 2001 compared to revenues of $3,922,359 for the quarter ended September 30, 2000. Net income for the quarter ended September 30, 2001 was $2,623,463 compared to net income of $1,258,524 for the quarter ended September 30, 2000. Total operating expenses for the quarter ended September 30, 2001 were $3,318,461 resulting in operating income for the quarter of $2,623,463. This compares to total operating expenses of $2,663,835 for the quarter ended September 30, 2000, resulting in operating income of $1,258,524. The Company has instituted a policy of not paying rebates as of January 1, 2001 and hence represented none of the total operating expenses. This compared to customer rebates of $1,362,744 for the quarter ended September 30, 2000 that represented approximately 51% of total operating expenses. Because of the Companys limited operating history with its various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising costs will be a significant part of its operating structure. Management expects that revenues from Business to Consumers divisions will continue to increase in the fourth quarter. Management expects that all other divisions will have increased revenues and profits.

Liquidity And Capital Resources

The Companys cash and cash equivalents as of September 30, 2001 were $9,107,264. At September 30, 2001, the Company had current assets of $9,213,431 and current liabilities of $1,000,945 resulting in working capital at September 30, 2001 (current assets less current liabilities) of $8,212,486.

In September 2001, the Company acquired substantially all of the assets, including the name, of cs-live.com inc. The purchase price was $50,000 and 450,000 shares of common stock. The Company also assumed certain operating liabilities. cs-live inc. changed its name to Intelligent Web Technologies, Inc. The Company has made advances to Intelligent Web Technologies, Inc. of approximately $300,000. The advances are secured by the shares of common stock paid as part of the purchase price.

During the period the Company acquired all the capital stock of Universal Payment Systems, Inc. (UPSI). The purchase price was $1.00. UPSI was purchased from Management of the Company.

Also, during the period the Company raised a total of approximately $6,700,000 from the sale of its common stock in two private placements. Subsequently, the Company rescinded $5,500,000 to an investor.

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

Nine Months Ended September 30, 2001 Compared With September 30, 2000 Results of Operations

The Company had revenues of $15,244,673 for the nine months ended September 30, 2001 compared with revenues of $9,501,802 for the nine months ended September 30, 2000. This represents a 60% increase. The increase was primarily the result of increased sales. Net income from operations was $8,644,800 for the nine months ended September 30, 2001 compared with net income of $2,016,962 for the nine months ended September 30, 2000. Total operating expenses were $6,600,000 for the nine months ended September 30,2001 compared with $7,485,000 for the nine months ended September 30,2000. This is a decrease of 12% and is primarily a result of the discontinuance of the rebate program.

Liquidity And Capital Resources

Net cash provided for operating activities was $8,157,000 for the nine months ended September 30, 2001 compared with net cash of $1,575,661 for the nine months ended September 30, 2000. The increase in net cash was primarily attributable to an increase in revenues, sale of operating assets, the proceeds from the sale of common stock in a private placement and a decrease in operating costs as a result of ending the rebate program. During the nine month period ended September 30, 2001, the Company sold assets for $500,000 and purchased two companies for approximately $1,550,000 in cash and common stock. During the nine months ended September 30, 2000, the Company obtained $250,000 through the sale of equity securities in a private placement.

Events Subsequent to September 30, 2001

In October, 2001, the Company acquired all of the capital stock of iGain, Inc. The purchase price was 1,050,000 shares of common stock. The Company agreed to repurchase, at the option of the holders, 1,000,000 shares of the common stock issued in the merger for a price at $2.60 per share (the Put Shares). The conditions for which the Company will repurchase the Put Shares is (i) if the current Chief Executive Officer is no longer serving in that capacity, (ii) the Company conducts a public offering of its securities and receives at least $7,000,000 in proceeds, or (iii) one year from the closing date of the merger. In connection with the merger, the Company agreed to repurchase a total of 51,028 of the Put Shares within 30 days of the closing for $2.25 per share. The Company is the beneficiary of a term life insurance policy that covers the demise of the current Chief Executive Officer. The amount of the policy is $10,000,000.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements that are based on what the Company believes are reasonable beliefs and assumptions of management. Often, these statements can be recognized because of the use of words such as believe, anticipate, intend, estimate and expect in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to litigation incurred in connection with the ordinary operation of its business. The Company does not believe that any adverse result in the various litigation matters would have a material effect on the Companys operations or financial condition.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    800America.com, Inc.



Date: November 14, 2001             By: /s/ David E. Rabi
                                        -----------------
                                        David E. Rabi
                                        President (Principal Executive Officer,
                                        Chief Financial Officer and Chief
                                        Accounting Officer)