Form 10QSB/A
period 2001-09-30
800AMERICA COM INC
filed 2001-11-19
CIK 1060239

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
                                   Unaudited
                   September 30, 2001 and December 31, 2000

                                                        September 30            December 31
                                                            2001                   2000
                      ASSETS                            ------------            -----------
Current Assets
   Cash in Bank                                         $9,107,264              $2,117,746
   Accounts Receivable                                     212,907                 995,634
   Allowances for Doubtful Acccounts                      (154,000)               (139,000)
   Prepaid Advertising                                                              75,000
   Due from Affiliate                                                               47,749
   Deferred Tax Asset                                       47,260                  47,260
                                                       -----------              ----------
Total Current Assets                                     9,213,431               3,144,389
                                                       -----------              ----------

Property and Equipment
   Equipment                                               852,562                 743,831
   Software                                              2,377,150                 887,150
   Auto                                                     20,738                  20,738
                                                       -----------              ----------
                                                         3,250,450               1,651,719
   Accumulated Depreciation                             (1,145,034)               (567,832)
                                                       -----------              ----------
Total Property and Equipment                             2,105,416               1,083,887
                                                       -----------              ----------

Other Assets
   Intangible Assets (Net)                                 176,666                 193,333
   Investment iGain, Inc.                                   50,000
   Investment - UPS                                              1
   Note Receivables Stockholders'                           82,818
   Investment Inshop                                       174,395
   Other Assets                                            132,500
                                                       -----------              ----------
Total Other Assets                                         616,380                 193,333
                                                       -----------              ----------
Total Assets                                            11,935,227               4,421,609
                                                       ===========              ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable Trade                                   93,672                  24,946
   Accrued Expenses                                         40,706
   Income Tax Payable                                      866,567                 386,872
   Due on Purchase                                               1
                                                       -----------              ----------
Total Current Liabilities                                1,000,946                 411,818
                                                       -----------              ----------

Stockholders' Equity
   Preferred Stock No Par Value
    5,000,000 Shares Authorized 0 Issued
   Common Stock - 0.001 Par Value
    50,000,000 Shares Authorized
    13,412,999 Shares Outstanding at
     December 31, 2000
    16,162,943 Shares Outstanding at
     September 30, 2001                                     16,162                  13,412
   Additional Paid in Capital                            2,756,147               1,943,134
   Retained Earnings                                     8,161,972               2,053,245
                                                       -----------              ----------
Total Stockholders' Equity                              10,934,281               4,009,791
                                                       -----------              ----------
Total Liabilities and Stockholders' Equity             $11,935,227              $4,421,609
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


                                    800America.com, Inc.



Date: November 19, 2001             By: /s/ David E. Rabi
                                        -----------------
                                        David E. Rabi
                                        President (Principal Executive Officer,
                                        Chief Financial Officer and Chief
                                        Accounting Officer)