Form 10KSB
period 2001-12-31
800AMERICA COM INC
filed 2002-04-12
CIK 1060239

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001
                             Commission File Number
                                     0-28547

                              800America.com, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                      87-0567884
          ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 420 Lexington Avenue, New York, New York 10170
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 999-5048
                          ----------------------------
                          (Telephone number of Issuer)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock $.001 Par Value Per Share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes                         No   X
   -------                    -------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year. $21,401,169.

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2002 was $32,606,695. Our commons stock is traded on the OTC Electronic Bulletin Board under the symbol "ACCO".

         There were 19,976,289 shares of common stock $.001 par value per share outstanding as of March 29, 2002.

Item 1.  Description of Business

Corporate History

         We were incorporated in Nevada on December 5, 1996, under the name Sport Fair Television Inc. Our plan at that time was to create and promote sports goods shows for home shopping networks transmitted via satellite or cable television. These plans did not come to fruition. On December 31, 1997, we acquired from Elizabeth Peters all the issued and outstanding common stock of Songs of the Planet Inc. in exchange for 200,000 shares of common stock. Songs of the Planet was organized in August 1997 and changed its name to World House Entertainment. At the time of the acquisition, it had limited operations. These operations primarily consisted of providing copyright administrative services to affiliates of Mrs. Peters. World House Entertainment conducted no business operations. After the acquisition Elizabeth Peters became the company's sole employee.

         In July 1999, World House Entertainment issued 10,000,000 shares of restricted common stock to acquire all of the issued and outstanding common stock of 800America, Inc. a Delaware corporation based in Nashville, Tennessee. 800America, Inc. was incorporated on March 26, 1999 for the purpose of operating an Internet shopping mall and an online magazine. 800America, Inc. was merged into the company and the company as part of the merger, changed its name to 800America.com Inc. At the same time, the company sold its wholly owned subsidiaries, World House Entertainment and Songs of the Planet, to its former owner, Elizabeth Ann Peters.

Our Business

         We are a growing company that owns and operates international e-commerce and technology businesses. Our primary business is to bring buyers and sellers together in an efficient and easy to use format and generate fees based on transactions. We believe that we are an innovator in developing proprietary technologies and processes needed for easy navigation and convenience in business-to-business and business-to-consumer environments. Our technologies have provided the foundation needed for us to scale and grow our e-commerce businesses profitably across geographic regions and multiple product lines.

         The majority of our revenues are derived from commissions and sales generated on transactions made through our four primary businesses, OneTwoClick.com and RothmanCloseouts.com (commissions), InternetWebGuide.com, and FileShooter.com (sales). All divisions share their underlying technologies and the management team responsible for our profits.

         The 800America Network: The 800America Network consists of a group of divisions and subsidiary companies that provide business to business, e-commerce services and technology.

         The 800America Network (www.800america.com), is our homepage for all of our eleven divisions and subsidiary companies that comprise the 800America Network.

         OneTwoClick offers consumers a convenient way of easily navigating among many stores. We are paid a commission on a per transaction basis by the retail stores included in the OneTwoClick site of 5 to 20% on items sold on this portal. We are actively involved in determining the stores that are listed on the portal based on shopper preference. Our filtering mechanism for bringing stores into the portal is based upon the preferences of our users.

         We offer incentives to keep new and repeat visitors coming to the 800America Network through promotions and advertising. We run television advertising to increase the number of visitors to the 800America Network. As of March 29, 2002, our OneTwoClick portal had over 700,000 registered customers making over 300,000 transactions per month.

         The 800America Network offers other services to both users and vendors. Through an 800America Network subsidiary, inShop (www.inshop.com), we provide a customized mass direct mail service that alerts our inShop customers about merchandise on sale at particular stores off-line. The stores pay us a per alert fee to include their sales in the alerts. We receive payments from the stores to send these alerts to our visitors. inShop has a database of well to do, primarily female consumers, and extensive relationships with stores and shoppers. The inShop model helps shoppers make informed shopping decisions by allowing its members to receive both fashion and designer sales alerts via e-mail.

         We developed and grew our customer base of Internet shoppers through our online magazine, Internet Web Guide (www.internetwebguide.com). Our Internet Web Guide provides write-ups, best of best site reviews and articles relating to Internet shopping and some twenty different other categories. The online magazine is independently written and is available in six languages and in several countries around the world.

         Rothman Closeouts: Rothman Closeouts operates the world's leading web-based global trading community for surplus and closeout merchandise.

         Rothman Closeouts, a member of the 800America Network (www.rothmancloseouts.com), the world's leading web-based global trading community for surplus and closeout merchandise, is a leading business to business closeout portal for manufacturers, wholesalers and retailers to sell and buy surplus inventories around the world. Through management's years of experience in closeout merchandise, Rothman has built an on-line global trading community in which buyers and sellers are brought together in an efficient and cost-effective manner to buy and sell surplus merchandise. The Rothman online platform has been used by many brick and mortar companies seeking an online distribution channel for their surplus and closeout merchandise. We believe these relationships will continue to increase as brick and mortar companies seek new ways to bring their businesses to the Internet without incurring significant start-up and operating costs.

         Rothman's business model was developed based on our management team's in-depth knowledge of the industry. Our management team has many years of industry experience and understands how buyers and sellers trade in surplus merchandise. Our understanding of the marketplace provides us a competitive edge and is reflected in the services we provide. We continue to tailor our Rothman services to reach web-based trading communities in other countries. We have expanded the Rothman services to thousands of small business owners across America. Most surplus merchandise is sold in larger lots at higher prices leaving the small business owner unable to compete with the large retailers offering closeouts. Our services allow these small business owners to aggregate their surplus merchandise so that they may share in the benefits of selling larger lots. The minimum order that can be placed is $500.00.

         Our goal is to be the "virtual closing room" for closeout merchandise around the world. Our proprietary technology automates the customer buying process and has proven instrumental in our ability to reach our goal. This technology finds and then matches buyers and sellers, and builds a fast and accurate customer buying system. This provides Rothman Closeouts with the ability to gather information on customer buying behaviors on a realtime continuous basis. The information allows Rothman Closeouts to provide valuable assistance to its customers in order to close the sale during the actual negotiation. We operate Rothman internationally and have expanded our services to the Far East, Europe and South America.

         Other Products and Services:

         Fileshooter (www.fileshooter.com), has led to the development of a revolutionary new peer-to-peer communications tool for secure, private instant Internet messaging that sends and receives any kind or size file including text, music, pictures and graphics. We acquired a 51% ownership in Fileshooter in November 2000 and completed the acquisition for the remaining 49% in July 2001 and worked with the company's existing technology to further develop the Fileshooter product.

         Fileshooter instantly sends and receives any type or size of file, including, but not limited to, text, music, pictures and graphics or any combination thereof. What makes Fileshooter different from other products is that it does not reside on any intermediary's server used in sending or receiving e-mail. Fileshooter takes a file and wraps it in an encrypted format. The file is then sent via the Internet with nothing more than an Internet Protocol (IP) address tag to the designated recipient. This innovative process allows the sender and receiver to communicate privately regardless of each others browser, e-mail product or Internet service provider. The Fileshooter file tunnels through the Internet and its myriad of routers instantly to reach the recipient.

         Fileshooter serves the need for individuals, groups and corporations to communicate with a variety of other individuals or organizations which may have different service providers and server technologies. Fileshooter offers additional flexibility to users in providing the ability to open a private chat line of communication which does not reside on any intermediary's server. The chat line is private, quick and deleted once the transmission is complete. We began marketing the software product to consumers and businesses in the third quarter of 2001.

         EBiz4Biz.com is a business to business site that offers Chinese manufacturers English and Chinese language web pages pointed to North America where they may display their merchandise for sale.

         IPSpayment.com is an online payment system that allows users to pay bills and transfer funds.

         WizardWorld is an online marketplace where people can buy, sell or trade collectibles.

         cs-live provides real-time communications using the Internet as the delivery medium. cs-live technology enables companies with a web presence to maximize the effectiveness of the Internet with applications that provide enhanced real-time communications over the web, including live chat and rich media. cs-live provides solutions for eLearning, eMarketing, sSupport and eSurveys, brings cs-live's customers' web sites to the next level with live and interactive customer management solutions.

         The iGain platform employs an Application Service Provider (ASP) model to deliver cash rewards-based loyalty programs to its clients via both Cash Rewards and Merchant Partner application services. Clients may use the services independently or together to reward loyal customers. By modeling the relationships between clients, members, and incentive programs, iGain fully manages the distribution, tracking, and fulfillment of cash incentives. As an ASP, iGain leverages the power of the Internet to quickly and efficiently put clients' rewards programs to work. iGain loyalty programs are agile and can be launched in less than two weeks. B2B and B2C services are provided utilizing standard protocols over the Internet.

         Youtopia.com is one of the most popular teenage sites in North America with approximately 1-2 million members between the ages of fourteen and twenty-six. The site features contests, games, promotions and some of the most popular music artists.

Business Strategy

         Our strategic objective is to continue to grow our business by acquiring companies with technologies that support our core business and provide tools for Internet navigation, shopping and trading convenience. The key elements of our strategy are to:

         o    continue to maximize opportunities with our existing businesses;

         o seek strategic acquisitions of synergistic companies with technologies that support our strategy and improve shareholder value;

         o acquire additional e-commerce companies and layer in our managerial expertise to expand our existing customer base and maximize profits; and

         o build upon our current infrastructure to provide technology and services that enhance the Internet shopping experience.

Sales and Marketing

         We have approximately 150 independent commission-based sale persons across China who report to our Beijing office who perform various sales and marketing functions for our new marketing efforts in Asia. We do not employ any sales personnel in China. All of our employees (6) in our Beijing office are technical staff. The independent sales force contacts Chinese manufacturers for the purpose of selling webpages that are pointed to the North American marketplace. Our marketing strategy, which we implement through advertising and promotions as well as partnerships and alliances, includes the following elements:

         o    promote our 800America Network and our various brands;

         o develop niche marketing programs to attract buyers and sellers to our web-based trading community; and

         o    develop technology companies to grow their business.

Competition

         Competition in the on-line shopping industry is intense, with numerous companies competing in what is currently a highly fragmented industry. Almost all of the major national retailers have established their own web sites and are experiencing mixed results in this segment of their business. Several companies have emerged with on-line shopping portals similar to ours. Many of these companies have spent millions of dollars in advertising and marketing in an attempt to carve out a niche and establish their brand names in this highly competitive market. Few of these competitors are currently operating profitably since they expend large amounts of money for advertising in order to establish their market identities. As a result, the advertising market is becoming saturated with numerous on-line merchants, creating confusion among consumers. It is becoming more difficult for each company to differentiate its products and services from those of its rivals. We are aware that several new companies have begun to offer on-line shopping portals with a customer rebate feature. This particular niche of the on-line shopping industry is highly fragmented and there are virtually no barriers to entry into this market. We expect on-line shopping sites to proliferate. In order to compete successfully companies will have to offer more services and promotions to their customers. 800America has limited resources. As a result, it will be difficult for us to compete with these large national organizations whose financial strength is significantly greater than ours. We may not be able to compete effectively with these larger organizations. We may not be able to continue to operate profitably in the on-line shopping mall business.

         The online surplus trading community is a new, rapidly evolving market. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a minimal cost using commercially available software. Depending on the product category, we compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods.

         Our Fileshooter software product competes directly with all peer-to-peer (computer-to-computer) software products. We believe our product has certain competitive advantages over our current competition such as being able to download any size file with no limitation, self-installation and no need to use an internet service provider, but we expect competition to intensify in the future as peer-to-peer computing becomes increasingly popular in both the corporate and personal markets.

Employees

         As of March 29, 2002, we had 52 employees, including 50 full time employees and 2 additional part-time employees. We may hire additional employees in 2002, both full time and part time, if our level of operations requires an increase in our work force. In addition, our Beijing office where we have over 150 independent sales persons performing various sales and marketing functions. We opened this office after acquiring Ebiz4biz.com in February 2001.

Item 2.  Description of Property

         We do not own any real property. We maintain our corporate and a sales office in New York, New York where we lease approximately 1,300 square feet of space. The lease provides for a monthly rental of approximately $3,460 per month and continues until June 2005. Our administrative offices are located in Nashville, Tennessee where we lease an aggregate of approximately 3,600 square feet of space at two different sites. One site has a lease that provides for a monthly rental of $891 per month and increases 7 1/2% per year over the remaining term of the lease, which expires in December 2002. In January 2002, we rented a second larger space of approximately 2,500 square feet. We rent the second site, without a written lease, for a monthly rental of $1,951.

         Part of our technical operations, Ebiz4biz.com and the cs-live operations have offices in Ottawa, Canada where the rent, is CDN $26,481 per year for a period of three years ending 2005 and Ebiz4biz has an office in Beijing, China where the rent, without a written lease, is $1,000 per month. The iGain subsidiary leases approximately 1,261 square feet in Fairfield, CT for approximately $1,576 per month for a one-year term ending December 2002.

Item 3.  Legal Proceedings

         In the normal course of our business, we are involved in various legal matters. We do not believe that any legal matter that we are currently involved with would have a material adverse effect on our business or financial condition should the matter not be decided in our favor.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Our Common Stock has been quoted on the OTC:BB since November 8, 1999 under the symbol "ACCO". The following table set forth, the high and low bid prices for the Common Stock for the quarters indicated. As of March 29, 2002 there were 334 shareholders of record. The source of the quotes is Yahoo Financial.

                                       Common Stock Bid Price
                                       -----------------------
Calendar Year 2000              High                          Low
------------------           ----------                    ----------
First Quarter                   $5.625                        $3.125
Second Quarter                  $5.00                         $1.25
Third Quarter                   $2.50                         $1.25
Fourth Quarter                  $2.50                         $1.25

Calendar Year 2001              High                          Low
------------------           ----------                    ----------
First Quarter                   $2.18                         $1.34
Second Quarter                  $3.25                         $ .37
Third Quarter                   $4.65                         $1.53
Fourth Quarter                  $4.00                         $1.55

Calendar Year 2002              High                          Low
------------------           ----------                    ----------
First Quarter                   $3.10                         $2.05
Second Quarter through
  April 10, 2002                $3.03                         $2.77


         As of March 29, 2002, there were 19,976,289 shares of Common Stock issued and outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         We operate various Internet web sites in three areas: Business to Business; Business to Consumers and Technology. Our goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. Our technologies coupled with our customer approach continue to strengthen relationships with our customers. These technologies are providing the foundation needed to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

         Sites operated under the 800America Network are OneTwoClick.com, RothmanCloseouts.com, InternetWebGuide.com, FileShooter.com, InShop.com, eBiz4biz.com, cs-live.com, iGain.com, IPS payment.com, WizardWorld.com and Youtopia.com.

Years Ended December 31, 2000 and 1999

Results of Operations

         We had revenues of $15,980,529 for the year ended December 31, 2000 compared to revenues of $3,283,575 for the year ended December 31, 1999. Net income for the year ended December 31, 2000 was $2,072,494 compared to $185,447 for the year ended December 31, 1999. The annual results of operations are not comparable because of the new divisions in which the Company was engaged in the most recent year. In 2000, we acquired Rothman Closeouts, 21st Ave. Productions and Who's Who in Pets. We sold 21st Ave. Productions and Who's Who in Pets in 2001. In 2000, Rothman Closeouts, 21st Ave. Productions and Who's Who in Pets contributed approximately 20-25% of our total revenue. The Company realized revenue of $14,640,954 in its B2C division, $1,296,575 in its B2B division and $43,000 in its Technology division. Costs and expenses for the year ended December 31, 2000 were $12,866,629, resulting in operating income for the year of $3,113,900. This compares with costs and expenses of $3,008,405 that resulted in operating income of $275,170 for the year ended December 31, 1999. Customer rebates totaled $8,913,351 for the year ended December 31, 2000 and represented approximately 69% of total costs and expenses. Other than customer rebates, the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $1,004,481 (including salaries and other personnel expenses), bad debt expenses in the amount of $270,795, advertising costs and expenses in the amount of $1,878,318 and depreciation and amortization expenses of $486,480. In 1999 the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $320,980 (including salaries and other personnel expenses), bad debt expenses in the amount of $66,000, advertising costs and expenses in the amount of $397,738 and depreciation and amortization expenses of $88,019. Because of our limited operating history and the changing competition in the on-line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

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

         Cash and cash equivalents as of December 31, 2000 were $2,117,746 compared with $392,564 as of December 31, 1999. We had working capital (current assets less current liabilities) of $2,732,571 at December 31, 2000 compared with $635,887 at December 31, 1999 and no material long-term commitments or material commitments for capital or operational expenditures.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Results of Operations

         We had revenues of $21,401,169 for the year ended December 31, 2001 compared to revenues of $15,980,529 for the year ended December 31, 2000. Net income for the year ended December 31, 2001 was $8,315,637 compared to net income of $2,072,494 for the year ended December 31, 2000. We estimate that approximately eighty percent of our revenues were derived from continuing operational and twenty percent from new acquisitions acquired during 2001. Total operating expenses for the year ended December 31, 2001 were $9,446,174 resulting in operating income for the year of $11,954,995. This compares to total operating expenses of $12,866,629 for the year ended December 31, 2000, resulting in operating income of $3,113,900. We instituted a policy of not paying rebates as of January 1, 2001 and hence rebates represented none of the total operating expenses. This compared to customer rebates of $8,913,351 for the year ended December 31, 2000 that represented approximately 69% of total operating expenses. We had been paying rebates of between forty and sixty percent of the amounts collected. Because of our limited operating history with the various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising and promotion costs will be a significant part of our operating structure. For the year ended December 31, 2001, advertising and promotion costs were $4,443,249 representing approximately 47% of total operating expenses compared to $1,878,318 in such costs in 2000 representing approximately 14% of total operating expenses. The increase in advertising costs were a result of our expanded operations with our various sites and the consequences of events which occurred after September 11, 2001. One of our sites OneTwoClick showed a drop-off in revenues after September 11th and another, FileShooter, showed an increase. We increased our advertising to address both trends. Payroll costs for the year ended December 31, 2001 were $884,546 compared with $298,254 for the year ended December 31, 2000. The increase in payroll costs was a result of hiring more people and having to pay higher salaries for more qualified technical personnel because of our more complex internet network. Legal and accounting costs were $226,677 for the year ended December 31, 2001 compared to $78,039 for the year ended December 31, 2000. The increase is primarily a result of the acquisitions we completed during the year. The overall increase in our various costs was a result of our increasing our business primarily through internal growth. Also during the year ended December 31, 2001, we spent $984,356 on our new acquisitions, most of which was devoted to our inShop operation. Depreciation and amortization costs were $1,147,113 for the year ended December 31, 2001, compared to $486,480 for the year ended December 31, 2000. The increase is on account of the write downs resulting from our acquisitions during the year and obsolete equipment. Management expects that revenues from Business to Consumers divisions will continue to increase in 2002. Management expects that all other divisions will have increased revenues and profits as well.

         We believe that our revenues and expenses will continue to increase substantially in the year ending December 31, 2002 both because of the continuing expansion of our business and because of the changing competition in the on-line shopping business. Additional expenses are also likely to be incurred as we expand our bandwidth capacity in order to accommodate new stores at our web sites as well as new websites. We also plan on integrating more of the 800America Network customers into the IPSpayment system site.

Liquidity And Capital Resources

         Cash and cash equivalents as of December 31, 2001 were $13,201,125. At December 31, 2001, the Company had current assets of $13,573,598 and current liabilities of $2,028,316 resulting in working capital at December 31, 2001 (current assets less current liabilities) of $11,545,282.

         In September 2001, we acquired substantially all of the assets, including the name, of cs-live.com inc. The purchase price was $50,000 and 450,000 shares of common stock. We also assumed certain operating liabilities. cs-live inc. changed its name to Intelligent Web Technologies, Inc. We have made advances to Intelligent Web Technologies, Inc. of approximately $300,000. The advances are secured by the shares of common stock paid as part of the purchase price. These shares are being registered for resale. When they are sold a portion of the proceeds will be used to repay the advances.

         During the period we acquired all the capital stock of Universal Payment Systems, Inc. (UPSI). The purchase price was $1.00. UPSI was purchased from our Chief Executive Officer.

         Also, during the period we raised a total of approximately $7,179,773 from the sale of common stock in two private placements. Subsequently, we rescinded $5,500,000 to an investor.

         Net cash provided by operating activities was $11,794,520 for the year ended December 31, 2001 compared with net cash of $2,105,472 for the year ended December 31, 2000. The increase in net cash was primarily attributable to an increase in revenues, sale of operating assets, the proceeds from the sale of common stock and a decrease in operating costs as a result of ending the rebate program. During the period ended December 31, 2001, the Company sold assets for $500,000 and purchased assets or capital stock of five companies for approximately $1,632,500 in cash and 4,177,493 shares common stock. During the year ended December 31, 2000, we obtained $1,679,773 through the sale of equity securities in private placements.

         In October, 2001, we acquired all of the capital stock of iGain, Inc. The purchase price was 1,050,000 shares of common stock. We agreed to repurchase, at the option of the holders, 1,000,000 shares of the common stock issued in the merger for a price at $2.60 per share (the Put Shares). The conditions for which we will repurchase the Put Shares is (i) if the current Chief Executive Officer is no longer serving in that capacity, (ii) we conduct a public offering of our securities and receives at least $7,000,000 in proceeds, or (iii) one year from the closing date of the merger. In connection with the merger, we agreed to repurchase a total of 51,028 of the Put Shares for $2.25 per share. This was completed in January 2002. We are the beneficiary of a term life insurance policy that covers the demise of our current Chief Executive Officer. The amount of the policy is $10,000,000.

         In December, 2001, we acquired the capital stock of WizardWorld, Inc. in a stock for stock merger. The purchase price was 660,000 shares of our common stock. We agreed to repurchase the common stock given in the merger in one year at a purchase price of $2.60 per share. Certain of the holders of WizardWorld preferred stock who received our common stock in the merger purchased a total of 350,000 shares of our common stock in a private placement for a total of $850,000. Such purchasers also have the right to have us reacquire the shares at $2.60 per share after one year.

         We believe that our current capital resources and liquidity are adequate for at least the next twelve months. Other than costs in connection with the further development of our web sites, we do not have any plans for significant capital or operating expenditures above our current level unless we determine to develop additional web sites that could result in additional development costs. We may also make additional acquisitions which might be financed at least in part with our funds.

Events Subsequent to December 31, 2001

         In January, 2002, we acquired the assets and assumed certain operating liabilities of Youtopia.com, Inc. The purchase price was 500,000 shares of our common stock. We also paid approximately $110,000 to remove a lien on the assets. We have registered some of the stock issued in the transaction for resale. This money is to be repaid out of the proceeds of such a sale. In connection with the transaction we hired Youtopia's Chief Executive Officer as a consultant for six months. The compensation paid to the consultant was 150,000 shares of our common stock upon signing a consulting agreement and 6,667 shares per month.

Forward Looking Statements

         This report on Form 10-KSB contains certain forward-looking statements that are based on what we believe are reasonable beliefs and assumptions of management. Often, these statements can be recognized because of the use of words such as believe, anticipate, intend, estimate and expect in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 7.  Financial Statements

         Our financial statements begin on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         N/A



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Name                                    Age            Position
----                                    ---            ---------
David E. Rabi                           62             Chief Executive Officer, Treasurer and Director

Jacques Pate, Jr.                       47             President

Bobby Walley                            62             Secretary and Director

Darvin D. Pierce                        60             Director

Richard Sullivan                        74             Director

Significant Employees

Jerry Kavoun                            47             Senior Vice-President - Chief Marketing Officer

Vincent Ren                             43             Chief Technology Officer


         Our directors are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term and thereafter until his successor is duly elected and qualified. Our by-laws provide that the number of directors constituting the board of directors may be increased by action of the board of directors, which may also fill vacancies on the board of directors. The current board of directors will continue to serve as directors until the next annual meeting of our shareholders. At this time, there are no committees of the board of directors.

         Our executive officers are appointed by the Board of Directors on an annual basis.

Management

         David E. Rabi has been a director since February 1997, and he has served as our Chief Executive Officer and President since July 9, 1999, except for an approximate 3 week period in September 2001. As President, Mr. Rabi was instrumental in leading the company to profitability. He had general management responsibility for all 800America businesses including marketing of the on-line shopping site, and publishing of the on-line Internet Web Guide Magazine. Mr. Rabi has extensive experience forming and running large complex international organizations and served as a financial and marketing consultant to various international companies in Africa and South America. From 1977 to 1990, he served as President and CEO of the Carmel Group, a multinational, privately-held corporation based in South America, with 14 international offices, sales of approximately $1.5 billion and over 6,800 employees. Mr. Rabi was instrumental in the sale of the company. His accomplishments are far reaching and are reflected throughout 800America's structure and culture. Mr. Rabi has a Bachelors Degree in Business Administration and a Masters Degree in Economics and Finance from the Sorbonne University in France.

         Jacque Pate, Jr. has been employed by us since February 1997. He was appointed President in January, 2002. From 1979 to February 1997, he served as President of Jupate, Inc., a construction company. He devotes approximately 80% of his business time to the affairs of the Company. Mr. Pate holds a B.S. in Business Administration from Birmingham Southern College and a B.S. in Building Construction from Auburn University.

         Bobby Walley has been a director since February 1997, and he has served as our Secretary since August 2000 and as our President for an approximate 3 week period in September 2001. Mr. Walley owned a forestry consulting firm, Walley Consulting Co., in Hattiesburg, Mississippi for approximately 10 years prior to its sale in 1998. Since then he has been an independent consultant. Mr. Walley holds a Bachelors Degree in Business Administration, a Masters Degree in Forestry and an AAA Degree (similar to a Ph.D.) in Forestry from Mississippi State University.

         Darvin D. Pierce has been a director since February 1997. Mr. Pierce has more than 20 years experience working in the investment community. Currently, he is the co-manager of several mutual bank loan funds and since 1990 has held a senior executive position for Van Kampen Funds of Oakbrook Terrace, Illinois. In this capacity, Mr. Pierce is the Chief Analyst for $13.2 billion bank originated secured corporate loans, and is responsible for all analytic work, "due diligence" and monitoring of the portfolio; he manages 10 professional and eight clerical and accounting personnel and is responsible for the day-to-day administration, as well as the establishment and maintenance of working relationships with a number of the Syndication Desks/Personnel at major lending institutions in the United States. From 1986 to 1990 he was Senior Vice President, Chief Lending Officer, Australia and New Zealand Bank, New York, New York. From 1980 to 1986, he was the Vice President, Senior Lending Officer of the National Bank of Canada, Chicago, Illinois. Mr. Pierce has a Bachelor of Science in Finance and Economics and a Masters in Business Administration from Northwestern University.

         Richard Sullivan has been a director since January 2002. Mr. Sullivan has been a financial consultant for over thirty years. He holds a. B.A. degree from Georgetown University and a M.B.A. from Cornell University.

Significant Employees

         Jerry Kavoun has held his position since January 2001. Mr. Kavoun joined us after we purchased substantially all of cs-live's assets in October 2001. He was a Vice President, General Manager and a founder of cs-live, inc. where he worked from June 2000. From September 1999 until June 2000, he worked at Atmos Corp., a business development company, as Senior Vice-President, in which he was a founder. From September 1996 to September 1999, he worked at ChipWorld, Inc. (patent litigation support for semiconductor licensing) where he was Director, Business Development. He holds an EEE (electrical electronics engineering), Semiconductor Physics from Riga Polytechnical University.

         Vincent Ren has held his position since February 2001. Prior to that time he was the President, Chief Technology Officer and a Director of ebiz4Biz.com, Inc. since July 1999. We purchased ebiz4Biz in January 2001. From November 1997 until July 1999, he was a software designer for Nortel Networks. From August 1994 to November 1997, he was a software developer for Milkyways Networks Corporation. Mr. Ren holds a B.E. in Electrical Engineering from the Institute of Light Industrial Engineering, Beijing, China and an M.B.A. from the University of International Business & Economics, Beijing, China.

Compliance with Section 16(a)

         Mr. Jacque Pate was appointed President on January 17, 2002. Mr. Pate inadvertently filed his Form 3 late.

Item 10.  Executive Compensation

         The following Summary Compensation Table sets forth, for the three years ended December 31, 2001, the compensation for services in all capacities earned by our Chief Executive Officer. There were no other officers or employees whose total annual salary, bonus and other annual compensation exceeded $100,000 in fiscal year 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                                Securities
Name and                                                                                        Underlying
Principal Position                     Year                 Salary              Bonus            Options
------------------                     ----                 ------              -----           ----------
David E. Rabi                          2001                $200,000              --                    -0-
  President                            2000                $120,000              --              1,000,000
                                       1999                 120,000              --                250,000

Bobby Walley                           2001                     -0-              --                    -0-
  President for
  approximately 3 weeks



         The following table sets forth information concerning grants of stock options to purchase shares of our Common Stock during the year ended December 31, 2001 to our Chief Executive Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable
                                                                                        Value At Assumed
                                                                                        Annual Rates of Stock
                                                                                        Price Appreciation for
                                                                                        Option Term ($)
                                                  Individual Grants
                       ----------------------------------------------------------------------------------------
                       Number of            Percentage of
                       Securities           Total Options
                       Underlying           Granted to
                       Options              Employees In           Exercise Price
Name                   Granted              Fiscal 2000 (%)        Per Share ($)          Expiration Date
----                   -------              ---------------        -------------          ---------------
David E. Rabi            -0-                     -0-                    -0-                      --

Bobby Walley             -0-                     -0-                    -0-                      --


         The following table sets forth information with respect to stock options exercised by our Chief Executive Officer during the fiscal year ended December 31, 2001 and stock options he held as of December 31, 2001.


            AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR-END
                                OPTION/SAR VALUES

                          Number of                                                                       Value of Unexercised
                          Securities                                                                      In-the-Money
                          Underlying                              Number of Securities                    Options/SARs
                          Options/SARs                            Underlying Options/SARs                 at Fiscal Y/E
                          Acquired on             Value           at Fiscal Y/E (#)                       Exercisable/
Name                      Exercise (#)            Realized        Exercisable/Unexercisable               Unexercisable
----                      ------------            --------        -------------------------               ---------------------
David E. Rabi             --                      --              1,000,000/0                             $2,500,000/0



Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 29, 2002:

         o each person known by us to own beneficially more than 5% of our Common Stock;

         o   each of our directors;

         o each of our five most highly compensated officers who earned more than $100,000 in our last fiscal year; and

         o   all directors and executive officers as a group.

         The percentage of beneficial ownership for the table is based on 19,976,289 shares of Common Stock outstanding on March 29, 2002.

         Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o 800America.com, Inc. 420 Lexington Avenue, New York, New York 10170.

         The number of shares of Common Stock beneficially owned by each shareholder is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the shareholder exercises sole or shared voting or investment power.

                                                                     Percentage
                                          Amount of                  Ownership
Name of                                   Beneficial                 Before
Beneficial Owner                          Ownership                  Offering(1)
----------------                          ---------                  -----------
David E. Rabi                            10,308,000(2)                   49.0%

Jacques Pate                                 80,000(3)                      *

Lazard Freres & Co.                       1,933,550                       9.1%
30 Rockerfeller Plaza
61st Floor
New York, NY  10020

Darvin Pierce                                60,000(4)                      *

Bobby Walley                                 65,000(5)                      *

Richard Sullivan                              - 0 -                        --
                                         ----------                      ----
All Executive Officers and Directors
  as a group (5 persons)                 10,513,000(6)                   49.6%

-----------
*  Less than one percent.

(1) Based on a total of 19,976,289 shares of Common Stock outstanding as of March 29, 2002. This amount excludes the conversion of any other convertible securities. Excludes all of our Common Stock equivalents, including stock options, warrants and restricted stock.

(2) Includes 9,308,000 shares of Common Stock held by American Deductible, Inc., as trustee of a trust established for the benefit of the children of Mr. Rabi. Mr. Rabi does not act as trustee of the trust but has a power of attorney to act on behalf of said trust and may be deemed to have direct voting control of the Common Stock held in the trust. Also includes options to purchase 1,000,000 shares of Common Stock.

(3)  represents options to purchase 80,000 shares of Common Stock.

(4)  Includes options to purchase 35,000 shares of Common Stock.

(5)  Includes options to purchase 40,000 shares of Common Stock.

(6)  Includes options to purchase 1,155,000 shares of Common Stock.


Item 12.  Certain Relationships and Related Transactions

         On July 9, 1999, 800America, Inc., a Delaware corporation, was merged into 800America.com, Inc. As part of the Agreement and Plan of Merger, we issued 10,000,000 shares of our Common Stock to the three shareholders of 800America, Inc. We also changed the name of the company to 800America.com, Inc. Of the restricted shares of Common Stock issued pursuant to the merger, 9,358,000 shares of Common Stock were issued to American Deductible, Inc. American Deductible, Inc. is a trust established for the benefit of the children of Mr. Rabi, our Chief Executive Officer and a director of 800America and the former President and controlling shareholder of 800America, Inc. Mr. Rabi does not act as trustee of the trust but holds a power of attorney on behalf of the trust and may be deemed to hold direct voting control of such shares.

         In February 2000, we issued to David E. Rabi a total of 1,000,000 stock options under our Stock Option Plan.

         In August 2001, we purchased all of the capital stock of IPS Payment Systems, Inc., formerly UPS Payment Systems, Inc., from our Chief Executive Officer, Mr. David E. Rabi. The purchase price was $1.00.

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.01      Articles of Incorporation (1)

         3.02      Bylaws (2)

         10.0      Lease dated November 3, 1999, as amended (3)

(1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

(2) Incorporated by reference to Exhibit 10.0 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on January 11, 2002 (file no. 333-76792).

(3) Incorporated by reference to Exhibit 3.02 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on July 17, 1998 (file no. 333-51683).

     (b) The following reports on Form 8-K are hereby incorporated by reference:

          1. On December 5, 2001, a report on Form 8-K was filed in connection with the Registrant's acquisitions of all of the capital stock of WizardWorld, Inc.

          2. On October 29, 2001, a report on Form 8-K was filed in connection with the Registrant's acquisitions of all the capital stock of iGain, Inc.

                               800America.com Inc.



                                Table of Contents








Independent Auditor's Letter                                           F-2

Consolidated Balance Sheet                                             F-3

Consolidated Income Statement                                          F-4

Consolidated Changes in Stockholders' Equity                           F-5

Consolidated Changes in Stockholders' Equity (Continued)               F-6

Consolidated Statement of Cash Flows                                   F-7

Consolidated Notes to Financial Statement                     F-8  -  F-13

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. O. Box 15728
                         Hattiesburg, Mississippi 39404



                          Independent Auditor's Letter





To the Board of Directors and Stockholders' of 800America.com Inc.

I have audited the accompanying consolidated balance sheet of 800America.com Inc. (a Nevada Corporation) as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of 800America.com Inc. management. My responsibility is to express and opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800America.com Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Jack F. Burke, Jr.
Hattiesburg, Mississippi
March 22, 2002
                                       F-2

                              800America.com, Inc.
                           Consolidated Balance Sheet
                                   December 31


                                                                               2001                        2000
                             Assets
Current Assets
   Cash                                                                     $13,201,125                 $2,117,746
   Accounts Receivable                                                           53,752                    995,634
   Allowance for Doubtful Accounts                                                    0                   (139,000)
   Prepaid Advertising                                                                0                     75,000
   Deferred Tax Asset                                                                 0                     47,260
   Interest Receivables                                                          17,151                          0
   Notes Receivable                                                             301,570                          0
                                                                            -----------                 ----------
Total Current Assets                                                         13,573,598                  3,096,640
                                                                            -----------                 ----------
Property and Equipment
   Equipment                                                                  1,066,463                    743,831
   Software                                                                   3,695,650                    887,150
   Auto                                                                          20,738                     20,738
   Networking Development                                                     2,633,493                          0
                                                                            -----------                 ----------
                                                                              7,416,344                  1,651,719
   Less Accumulated Depreciation                                              1,607,545                    567,832
                                                                            -----------                 ----------
Net Property and Equipment                                                    5,808,799                  1,083,887
                                                                            -----------                 ----------
Other Assets
   Bond Deposit                                                                 500,000                          0
   Stock Escrow                                                                 115,015                          0
   Goodwill (Net)                                                             2,774,266                    193,333
   Other Assets                                                                 199,917                     47,750
                                                                            -----------                 ----------
Total Other Assets                                                            3,589,198                    241,083
                                                                            -----------                 ----------
Total Assets                                                                 22,971,595                  4,421,610
                                                                            ===========                 ==========

            Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable Trade                                                       131,085                     24,947
   Subscribers Refund Due                                                       770,892                          0
   Income Tax Payable                                                         1,027,518                    386,872
   Accrued Expenses                                                              98,821                          0
                                                                            -----------                 ----------
Total Current Liabilities                                                     2,028,316                    411,819
                                                                            -----------                 ----------

Stockholders' Equity
   Preferred Stock $0.001 Par Value, 5,000,000
     Shares Authorized 0 Shares Issued
   Common Stock $0.001 Par Value 50,000,000
     Shares Authorized 18,724,493 Shares Issued at
   December 31, 2001 and 13,412,000
     Shares Issued December 31, 2000                                             18,725                     13,412
   Additional Paid in Capital                                                10,605,671                  1,943,134
   Less Treasury Stock Purchased                                                (50,000)
   Retained Earnings                                                         10,368,883                  2,053,245
                                                                            -----------                 ----------
Total Stockholders' Equity                                                   20,943,279                  4,009,791
                                                                            -----------                 ----------
Total Liabilities and Stockholders' Equity                                  $22,971,595                 $4,421,610
                                                                            ===========                 ==========

                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America.com, Inc.
                          Consolidated Income Statement
                For Years Ended December 31, 2001, 2000 and 1999



                                                                    2001                  2000                  1999

Revenues                                                        $21,401,169            $15,980,529           $3,283,575
                                                                -----------            -----------           ----------

Cost and Expense
   Advertising and Promotion                                      4,443,249              1,878,318              397,738
   Rebates                                                                               8,913,351            2,135,668
   Bad Debts                                                                               270,795               66,000
   Depreciation and Amortization                                  1,147,113                486,480               88,019
   Contract Services                                                296,972
   Payroll                                                          884,546                299,254               86,961
   Consulting                                                       216,250                313,204               85,000
   Legal and Accounting                                             226,677                 78,039               40,915
   Rent                                                             157,959                 25,466               17,800
   Travel                                                           284,310                104,904                8,532
   General and Administrative                                       804,742                496,818               81,772
   Cost - Integrating Acquisition Operations                        984,356
                                                                -----------            -----------           ----------
Total Cost and Expense                                            9,446,174             12,866,629            3,008,405
                                                                -----------            -----------           ----------

Operating Income                                                 11,954,995              3,113,900              275,170
                                                                -----------            -----------           ----------

Other Income
   Interest Income                                                  184,423                 26,243                5,810
   Sale of Assets                                                   500,000
                                                                -----------            -----------           ----------
Total Other Income                                                  684,446                 26,243                5,810
                                                                -----------            -----------           ----------

Income Before Income Tax                                         12,639,441              3,140,143              280,980

Income Tax Expense                                                4,323,803              1,067,649               95,533

Net Income                                                       $8,315,638             $2,072,494             $185,447


Basic Earnings Per Share Common Stock                                 $0.52                  $0.16                $0.03

Weighted Average Common Stock Outstanding                        16,146,516             12,721,359            6,243,132

Diluted Earnings Per Share                                            $0.46                  $0.14                $0.03

Diluted Weighted Shares                                          18,276,516             14,371,359            6,432,989

                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America.com, Inc.
                  Consolidated Changes in Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999


                                                                         Additional
                                              Common        Stock          Paid In       Retained       Treasury      Shareholders'
                                              Shares       Amount          Capital       Earnings         Stock           Equity

Balance December 31, 1998                      700,000       $700           $6,069      ($204,696)                      ($197,927)

Sale of Common Stock at $2.50
   Per Share Pursuant to Initial
   Public Offering Net of Offering
     Cost March 31, 1999                        80,000         80          198,713                                        198,793
     Services and Rental Space
       Contributed by Officer                                                9,000                                          9,000
     Common Stock Insured Pursuant
       to Merger July 9, 1999               11,170,000     11,170          (11,170)
     Common Shares Sold July 9, 1999           300,000        300          499,700                                        500,000
     Additional Paid in Capital
       November 2, 1999                                                    250,000                                        250,000
     Net Income                                                                           185,447                         185,447
                                           --------------------------------------------------------------------------------------
Balance December 31, 1999                   12,250,000     12,250          952,312        (19,249)                        945,313

   Sale of Common Stock January 14, 2000       250,000        250          249,750                                        250,000
   Common Stock Sold June 30, 2000
     Acquisition June 30, 2000                 200,000        200          199,800                                        200,000
   Common Stock Issued for Services
     at Fair Market Value                       12,000         12           11,988                                         12,000
   Common Stock Sold October 26, 2000          700,000        700          529,284                                        529,984
   Net Income                                                                           2,072,494                       2,072,494
                                           --------------------------------------------------------------------------------------
Balance December 31, 2000                   13,412,000     13,412        1,943,134      2,053,245                       4,009,791


                                    Continued

                              800America.com, Inc.
                  Consolidated Changes in Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                                    Continued

                                                                            Additional
                                                  Common       Stock          Paid In       Retained       Treasury    Shareholders'
                                                  Shares       Amount         Capital       Earnings         Stock        Equity

Balance Forward                                 13,412,000     13,412        1,943,134      2,053,245                     4,009,791

Stock Issued Pursuant to the Acquisition
   of Inshop.com, February 2, 2001               1,817,493      1,818        1,815,676                                    1,817,494

Stock Issued Pursuant to the Acquisition
   of EBIZ.com May 30, 2001                        200,000        200          133,133                                      133,333

Stock Issued Pursuant to the Acquisition
   of iGain.com October 15, 2001                 1,050,000      1,050        2,203,950                                    2,205,000

Stock Issued Pursuant to the Acquisition
   of Assets of cslive.com September 24, 2001      450,000        450          899,550                                      900,000

Stock Issued Pursuant to the Acquisition of
   Wizard World.com December 3, 2001               660,000        660        1,715,340                                    1,716,000

Stock Issued for Service at Fair Market Value      115,000        115          216,135                                      216,250

Stock Issued Private Placement Net of
   Offering Cost                                   665,000        665          814,172                                      814,837

Stock Sold December 3, 2001                        355,000        355          864,581                                      864,936

Treasury Stock Purchased                                                                                     (50,000)       (50,000)

Net Income for Year Ended December 31, 2001                                                 8,315,638                     8,315,638
                                                ------------------------------------------------------------------------------------
Balance December 31, 2001                       18,724,493    $18,725      $10,605,671    $10,368,883       ($50,000)   $20,943,279

                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America.com, Inc.
                      Consolidated Statement of Cash Flows
                            Years Ended December 31,

                                                              2001               2000               1999

Cash Flows From Operating Activities
  Net Income (Loss)                                        $8,315,638         $2,072,494          $185,447
  Adjustments to Reconcile Net Income
   to Cash Provided (Used) by Operations
  Depreciation & Amortization                               1,039,713            486,480            88,019
  Stock Issued for Services                                   216,250             12,000
  Change in Current Assets and Liabilities
  Increase in Provision for Doubtful Accounts                (139,000)            73,000            66,000
  Notes Receivable                                           (301,570)
  Accounts Receivable                                         941,882           (466,832)         (528,802)
  Prepaid Advertising                                                             46,600          (121,600)
  Other Assets                                                105,109            (72,569)          (22,440)
  Accounts Payable                                            205,133             15,951           (18,249)
  Rebates Payable                                                               (330,551)          330,551
  Income Tax Payable                                          640,473            268,899           117,973
  Due to Subscribers Increase                                 770,892
                                                          -----------       ------------          --------
Net Cash Provided (Used) by Operations                     11,794,520          2,105,472            96,899
                                                          -----------       ------------          --------

Cash Flows From Investment Activities
  Bond Deposit                                               (500,000)
  Stock Escrow                                               (115,015)
  Deposit on Equipment Increase                                                   94,000           (94,000)
  Purchase of Computer Related Assets                      (1,573,734)        (1,254,274)         (380,140)
  Advances                                                   (152,167)
                                                          -----------       ------------          --------
Net Cash (Used) By Investment Activity                     (2,340,916)        (1,160,274)         (474,146)
                                                          -----------       ------------          --------

Cash Flows From Financing Activities
  Notes Payable                                                                                   (157,500)
  Other Liabilities                                                                                (31,059)
  Sale of Common Stock                                      1,679,775            779,984           957,793
  Purchase of Treasury Stock                                  (50,000)
                                                          -----------       ------------          --------
Net Cash Provided By Financing Activity                     1,629,773            779,984           769,234
                                                          -----------       ------------          --------

Net Cash                                                   11,083,379          1,725,182           391,987

Beginning Cash Balance                                      2,117,746            392,564               577
                                                          -----------       ------------          --------

Ending Cash Balance                                       $13,201,125       $  2,117,746          $392,564
                                                          ===========       ============          ========


                The Accompanying "Notes to Financial Statements"
               Are An Integral Part of These Financial Statements

                              800America.com, Inc.

                   Consolidated Notes to Financial Statements


Note 1 - Business and Significant Accounting Policies

Nature of Operations - 800America.com Inc. (A Nevada Corporation) is a diversified internet company. 800America.com Inc. (the Company) owns and operates international e-commerce and technology business to business and business to consumer formats. The Company has acquired several Internet based companies (see Note 2 Acquisitions) and has integrated their operations into the Company's operations.

Cash and Cash Equivalents - The Company does not have any cash equivalents. Cash consists of deposits in banks. There are no restrictions on any bank balances.

Account Receivables - Account receivables at December 31, 2001 were minimal and no allowance for Bad Debts is needed. The full amounts of account receivables at December 31, 2000 were collected. All remaining accounts are considered fully collectable.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Maintenance and repairs expenditures are charged to expense when incurred. The accelerated method of depreciation is used with equipment over a useful life of five years and straight line depreciation over three years is used for software purchased. Networking Development consists of the existing computerized structure that was acquired and integrated into the Company's operations.

Intangibles - Goodwill and other assets arising from acquisitions are being amortized over their useful life not to exceed 15 years. On January 1, 2002 the Company adopted Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Under this pronouncement the Company discontinued its practice of amortizing goodwill in favor of an annual impairment analysis. Impairment analysis will be performed more frequently should conditions or circumstances arise which merit such a review.

Bond Deposit - The government of the Peoples Republic of China required a bond of five hundred thousand ($500,000) US dollars on deposit with a bank in China. Pursuant to its agreement with the government, the Company expects to receive a refund of the money.

Stock Escrow - The Company put in escrow one hundred fifteen thousand and fifteen dollars ($115,015) to buy back, on request, 51,028 shares of its stock owned by employees of iGain,Inc. a Company acquired through acquisition.

Notes Receivable - Notes receivable are short term and due from the successor company (Intelligent Web Technology) to a company (cslive) from which the Company purchased assets in one of the acquisitions.

Revenue Recognition - The Company recognizes revenues when a transaction is completed on one of its web sites and a commission to the Company is generated and paid directly to the Company. For the year ended December 31, 2001 the Company's accounts receivable are minimal.

Advertising Expense - Prepaid Advertising - Advertising cost is expensed in the year the advertising takes place. Prepaid advertising is recognized when such services have been paid for but not yet used at the end of the period. There was no prepaid advertising at December 31, 2001, prepaid advertising of $75,000 at December 31, 2000 was expensed in 2001.

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

Rebates - In prior years, 2000 and 1999, the Company offered rebates to its customers who patronized its shopping portals. The Company received an agreed discount from the stores comprising the shopping portals and from this discount paid rebates to its customers. The Company ceased the rebate procedure at the end of year 2000.

Note 2 - Acquisitions

The Company acquired the following companies or businesses during 2001:

                                 Operations                   Stock                Cost
                                 Included                     Shares      Stock                                    Contingent
                      Method     From            Cash         Issued      Value           Cost     Goodwill (1)   Commitment (2)

Fileshooter          Purchase    06-30-2001   $  500,000                                  500,000

Inshop . com         Purchase    02-02-2001                 1,817,493   $1,817,493     $1,817,493  $  900,000

ebiz4biz . com, Inc. Purchase    05-30-2001    1,082,500      200,000      133,333      1,215,833     133,333

iGain, Inc. (3)      Purchase    10-09-2001                 1,050,000    2,205,000      2,205,000   1,205,000

cslive - Assets      Purchase    09-24-2001       50,000      450,000      900,000        950,000     450,000        770,892

Wizard World Inc.(4) Purchase    12-03-2001                   660,000    1,716,000      1,716,000

     Total                                    $1,632,500    4,177,493   $6,771,826     $8,404,326  $2,688,333       $770,892

(1) \Goodwill acquired before July 1, 2001 was initially being amortized over fifteen (15) years. On January 1, 2002 the Company adopted Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Upon the adoption of this pronouncement the Company no longer amortizes goodwill but performs an impairment evaluation annually, or more frequently should circumstances or conditions arise which merit such a review.

(2) Amount due members of cslive if, the members make a claim for funds due them. Any amounts not claimed by September 24, 2002 will revert to the Company.

(3) The Company agreed to repurchase, for $2.60 per share at the option of the holders, under certain conditions, one million (1,000,000) shares of the common stock issued in the merger.

(4) The Company agreed to repurchase at $2.60 per share, six hundred sixty thousand (660,000) shares of common stock issued in the merger at the option of the holder for a period up to one year from the date of the merger.

The Company's potential exposure on the buy back provisions (3)& (4) is approximately $2,831,000.

In 2000 the Company purchased RothmanCloseout.com for two hundred thousand (200,000) shares of stock valued at $1 which was the approximate market value of the stock. Rothman is a business to business closeout portal for manufacturers, wholesalers and retailers to sell and buy surplus inventories internationally. The purchase price of two hundred thousand dollars ($200,000) was allocated to goodwill.

Note 3 - Contingent Liability

As noted in Note 2 Acquisitions (3) and (4), the Company is potentially liable within the next year for $2,831,000 on its buy back agreements with the former stockholders' of iGain, Inc. and Wizard World Inc. two companies acquired during 2001.

The Company has also agreed to buy back 51,028 shares of its stock issued to iGain, Inc. employees. (See Note 1 Stock Escrow). The agreement specifies the employees who may sell their stock at $2.25 per share. The total possible repurchase cost to the Company is $114,813.

Note 4 - Financial Instruments

Fair Value - The carrying value of cash, accounts receivable and accounts payable approximates fair value due to the short term to maturity.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk include cash on deposit at financial institutions in the amount $13,201,125 at December 31, 2001, which is Federally Insured up to $100,000. The Company has extended unsecured credit to regular customers of $53,752 December 31, 2001 and $995,634 at December 31, 2000. The Company had no bad debt for year 2001 and wrote off $197,795 in bad debts in 2000.

Note 5 - Related Party Transactions

Compensation paid majority Stockholder was $191,663 and $75,000 for the years ended December 31, 2001 and 2000 respectively. Additional services contributed by stockholders' were $6,000 for the year ended December 31, 1999.

Note 6 - Supplemental Cash Flow Information

For years ended                             12/31/2001        12/31/2000        12/31/1999

Interest Paid                                     0                0                0
Income Tax Paid                             $3,572,439         $856,305             0

Note 7 - Non Cash Transaction


                                            12/31/2001        12/31/2000        12/31/1999
200,000 shares common stock was
  issued for the purchase of
  Rothman Closeouts                                            $200,000
Shares issued for services                   $216,250           $12,000           $6,000
4,177,493 shares of common
  issued in acquisitions                   $6,771,826

Note 8 - Stock Option Plan

The Company started a stock option plan (the Plan) which provides for the granting of incentive stock options to all full time employees as well as non qualified options to non employee directors and consultants. The Plan is designed so that options under the Plan are granted at 100% of Fair Market Value at date of grant. The exercises price of the options range from $1.00 to $4.25 per share. The following summarize the options granted and outstanding.


December 31                                             2001              2000           1999
Options outstanding beginning of year                1,650,000         1,650,000           0
Granted                                                770,000             0           1,650,000
Exercised                                                 0                0               0
Options outstanding end of year                      2,420,000         1,650,000       1,650,000

No compensation expense results from the grant recorded according the Accounting Principle Board Opinion No.25.

Note 9 - Income Tax

The Company accounts from income taxes under Statement of Financial Accounting Standards No. 109, Accounting from Income Taxes (FAS No. 109) is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future consequences, FAS No.109 generally considers all expected future events other than enactments of changes in the tax law or rates.

The deferred tax asset account resulted from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax. The components of the net deferred income tax asset are as follows:

                                     2001              2000              1999
Provisions for Doubtful Accounts      0              $24,820           $22,440

Income Taxes are:

                                     2001              2000              1999
Current Tax Expense               $4,323,804       $1,092,469          $117,973
Deferred Tax Benefit                   0              (24,820)          (22,440)
                                  ---------------------------------------------
Provision for Income Tax          $4,323,804       $1,067,649           $95,533

The Provision for income taxes and the reconciliation between federal income taxes at the statutory effective rates are as follows:

                                                    2001                         2000                        1999
                                                   Amount        %              Amount       %              Amount       %
Federal Income Tax at Statutory Rate Amount     $4,323,804      34.0          $1,067,649    34.0            $95,533     34.0
                                                ------------                  ----------                    -------
Provision for Income Tax                        $4,323,804      34.0          $1,067,649    34.0            $95,533     34.0

Note 10 - Operating Leases

Lease expense for the year ended December 31, 2001 was $157,959 and for the year ended December 31, 2000 was $25,465. The Company leased facilities at Mt. Juliet, TN for $891 per month and increasing 7-1/2% for the next year. The Company has leased additional facilities in Nashville, TN on a month to month lease at $650 per month. The Mt. Juliet lease expires at December 2002. The Company also leases office space in New York, at $3,460 per month, Ottawa, Canada where the rent is $26,481 per year, Beijing, China at $1,000 per month and Fairfield CT with rent of $1,576 per month.


                  Fairfield CT          Beijing               Mt. Juliet, TN            Nashville         New York         Ottawa
1st Year            $18,912             $12,000                   $9,576                 $11,494          $41,520          $26,481
2nd Year                                                                                                  $41,520          $26,481
3rd Year                                                                                                  $41,520          $26,481
4th Year                                                                                                  $41,520          $26,481

The Company also leases a T3 line from Bell South for $11,275 per month. The lease expires May 2002.

                  1st Year          2002             $135,300

Note 11 - Treasury Stock

The Company purchased 12,400 shares of its outstanding stock at $4.03 per share resulting in the Treasury Stock transaction of $50,000.

Note 12 - Subsequent Event

 The Company purchased In January 2002 the assets of YOUtopia.com Inc. in exchange for five hundred thousand (500,000) shares of common stock. Cost allocation to assets has not yet been established. The Company also repurchased from iGain employees the Company's common stock as detailed in Note 1 Stock Escrow and Note 3 Contingent Liability.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      800America.com, Inc.



                                      By: /s/  David E. Rabi
                                          ------------------------
                                          David E. Rabi,
                                          Chief Executive Officer


Date:  April 12, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                                 Title                                  Date
         ----------                                 -----                                  ----

/s/  David E. Rabi                          Chief Executive Officer (Principal          April 12, 2002
     ----------------------                 Executive Officer) Director and Chief
     David E. Rabi                          Financial Officer (Principal
                                            Accounting Officer)

/s/  Bobby Walley                           Director                                    April 12, 2002
     ----------------------
     Bobby Walley

/s/  Darvin D. Pierce                       Director                                    April 12, 2002
     ----------------------
     Darvin D. Pierce

/s/  Richard Sullivan                       Director                                    April 12, 2002
     ----------------------
     Richard Sullivan

