Form 10QSB
period 2002-03-31
800AMERICA COM INC
filed 2002-05-20
CIK 1060239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                              420 Lexington Avenue
                            New York, New York 10170
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (800) 999-5048
                           --------------------------
                           (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

There were 19,981,320 shares of common stock $0.001 par value per share, issued and outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

Item 1.

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. O. Box 15728
                         Hattiesburg, Mississippi 39402


                     Independent Accountant's Review Report








         I have reviewed the accompanying balance sheets of 800America.com Inc., as of March 31, 2002 and December 31, 2001 and the related statements of income, retained earnings, and cash flows for the three months ended March 31, 2002 and March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 800America.com Inc.

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the U.S., the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Sincerely,


/s/ Jack F. Burke, Jr.
------------------------
Jack F. Burke, Jr.

May 16, 2002

                               800America.com Inc.
                                  Balance Sheet
                      March 31, 2002 and December 31, 2001

                                                                        March 31,       December 31,
                                                                          2002              2001
                              Assets
Current Assets
     Cash                                                              $13,809,345       $13,201,125
     Accounts Receivable                                                         0            53,752
     Interest Receivable                                                    17,305            17,151
     Notes Receivable                                                      301,570           301,570
     Investment Short Term                                               3,100,000                 0
                                                                     --------------------------------
Total Current Assets                                                    17,228,220        13,573,598
                                                                     --------------------------------
Property and Equipment
     Equipment                                                           1,087,201         1,087,201
     Software                                                            3,895,650         3,695,650
                                                                     --------------------------------
                                                                         4,982,851         4,782,851
Accumulated Depreciation                                                (1,942,411)       (1,607,545)
                                                                     --------------------------------
Total Property and Equipment                                             3,040,440         3,175,306
                                                                     --------------------------------
Other Assets
     Stock Escrow                                                          173,445           115,015
     Other Intangible Assets (Net)                                       4,133,493         2,633,493
     Goodwill (Net)                                                      3,417,358         2,774,266
     Bond Deposit                                                                0           500,000
     Other Assets                                                          219,633           199,917
                                                                     --------------------------------
Total Other Assets                                                       7,943,929         6,222,691
                                                                     --------------------------------
Total Assets                                                            28,212,597        22,971,595
                                                                     ================================
            Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                                                      239,494           229,906
     Membership Dues Payable                                               770,892           770,892
     Deferred Income Tax                                                   232,262                 0
     Taxes Payable - Income Tax                                          1,214,528         1,027,518
                                                                     --------------------------------
Total Current Liabilities                                                2,457,176         2,028,316
Long Term Liabilities
     Deferred Income Tax                                                   696,788                 0
                                                                     --------------------------------
Total Liabilities                                                        3,153,964                 0
                                                                     --------------------------------
Stockholders' Equity
     Preferred Stock $0.001 Par Value, 5,000,000
       Shares Authorized 0 Shares Issued
     Common Stock $0.001 Par Value, 50,000,000
       Authorized, 19,981,320 Shares Issued and
       Outstanding                                                          19,981            18,725
     Additional Paid in Capital                                         12,648,115        10,605,671
     Less Treasury Stock Purchased                                         (50,000)          (50,000)
     Retained Earnings                                                  12,440,537        10,368,883
                                                                     --------------------------------
Total Stockholders' Equity                                              25,058,633        20,943,279
                                                                     --------------------------------
Total Liabilities and Stockholders' Equity                             $28,212,597       $22,971,595
                                                                     ================================

                 See Accompanying Notes to Financial Statements

                               800America.com Inc.
                                Income Statement
                    Three Months and March 31, 2002 and 2001

                                                      Three Months          Three Months
                                                          Ended                 Ended
                                                     March 31, 2002        March 31, 2001

Revenues                                                 $7,768,164            $4,300,777
                                                     ---------------     -----------------
Cost and Expense
    Advertising                                           2,300,000               427,360
    Bad Debt                                                 53,752                     0
    Depreciation and Amortization                           620,824               136,955
    Payroll                                                 581,385               186,914
    General and Administration                            1,007,646               682,862
                                                     ---------------     -----------------
Total Cost and Expense                                    4,563,607             1,434,091
                                                     ---------------     -----------------

Net Operating Income                                      3,204,557             2,866,686

Other Income
Interest Income                                              81,625                18,808
                                                     ---------------     -----------------

Net Income Before Income Tax                              3,286,182             2,885,494

Income Tax Expense                                        1,214,578             1,030,094
                                                     ---------------     -----------------

Net Income                                                2,071,604             1,855,400
                                                     ---------------     -----------------


Basic Earnings Per Share Common Stock                         $0.10                 $0.12
     19,981,320 Weighted Shares 2002
     15,429,943 Weighted Shares 2001

Diluted Earnings Per Share                                    $0.09                 $0.11
     22,981,320 Shares 2002
     18,429,943 Shares 2001

                 See Accompanying Notes to Financial Statements

                               800America.com Inc.
                             Statement of Cash Flows
                   Three Months Ended March 31, 2002 and 2001

                                                                                2002                  2001
Cash Flows From Operating Activities
     Net Income                                                              $2,071,654            $1,855,400
     Adjustments to Reconcile Net Income
     to Cash Provided in Operations
          Depreciation and Amortization                                         620,824               136,955
          Consulting Fees Paid in Common Stock                                  218,400                     0
          Accounts Receivable                                                    53,752            (1,135,460)
          Notes Receivable                                                         (154)                    0
          Investment - Short Term                                            (3,100,000)                    0
          Bond - China Received                                                 500,000                     0
          Other Assets - Increase                                               (78,146)               75,000
          Accounts Payable - Increase                                             9,880               157,991
          Taxes Payable Income - Increase                                       187,010               594,196
          Other Current Liabilities - Increase                                        0                15,942
                                                                       -----------------      ----------------
Total Cash Flows From Operating Activities                                      483,220             1,700,024
                                                                       -----------------      ----------------
Cash Flows From Investing Activities
     Purchase of Equipment                                                            0               (98,626)
     Advances to Operating Activities                                                 0              (490,009)
                                                                       -----------------      ----------------
Cash (Used) in Investing                                                              0              (588,635)
                                                                       -----------------      ----------------
Cash Flows From Financing Activities
     Additional Paid in Capital                                                 124,875                     0
     Sale of Common Stock                                                           125                     0
                                                                       -----------------      ----------------
Cash Flows Provided From Financing Activities                                   125,000                     0
                                                                       -----------------      ----------------

Net Increase in Cash                                                            608,220             1,111,389

Beginning Cash Balance                                                       13,201,125             2,117,746
                                                                       -----------------      ----------------

Ending Cash Balance                                                         $13,809,345            $3,229,135
                                                                       -----------------      ----------------


                 See Accompanying Notes to Financial Statements

                               800America.com Inc.
                 Selected Notes to Reviewed Financial Statements
                                 March 31, 2002





Note 1 - Financial Statement Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fully year. For further information, refer to the December 31, 2001 consolidated financial statements and notes thereto include in 800Americ.com, Inc. 10KSB.

Note 2 - Business Combinations

         The Company purchased the assets of Youtopia.com in exchange for six hundred eighty thousand shares of its previously unissued common stock. Valued at $2.50 per share. The cost price of 1,700,00 dollars was allocated as follows:

                  Software                           $  200,000
                  Subscriber List                     1,500,000
                                                     ----------
                     Total                           $1,700,000
                                                     ----------

Note 3 - Deferred Income Tax

         Deferred income tax has been established represented future income tax expense on the difference between the tax basis and allocated cost of certain assets obtained in business combinations.

Note 4 - Related Party Transactions

         Compensation paid the Chief Executive Officer for the three months ended March 31, 2001 was $60,000 and for the three months ended March 31, 2000 the amount was $30,000.

Note 5 - Supplemental Cash Flow Information

         Three Months Ended                   03/31/02          03/31/01
              Interest Paid                      0                 0
              Income Tax Paid                $1,224,000        $435,898

Note 6 - Non Cash Transaction

         680,000 shares common stock for Youtopia.com                  1,700,000
         158,334 shares common stock issued for consulting services      218,400

Note 7 - Short Term Investments

         The company entered into a joint venture in South America for direct sale of certain closeout items. The Company invested four million dollars ($4,000,000) on February 12, 2002. On March 28 the Company received its first pay back of nine hundred thousand dollars ($900,000) leaving a remaining investment of three million one hundred thousand dollars ($3,100,000).

         During the quarter the Company also received a return of its five hundred thousand dollars ($500,000) deposit from a bank in the Peoples Republic of China.

Item 2. Management's Discussion and Results or Plan of Operation.

General

We operate various Internet web sites in three areas: Business to Business; Business to Consumers and Technology. Our goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. Our technologies coupled with our customer approach continue to strengthen relationships with our customers. These technologies are providing the foundation need to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

Sites operated under the 800America Network are OneTwoClick.com, RothmanCloseouts.com, InternetWEbGuide.com, FileShooter.com, InShop.com, eBiz4biz.com, cs-live.com, iGain.com, IPS payment.com, WizardWorld.com and Youtopia.com.


Results of Operations

Quarter Ended March 31, 2002  Compared to Quarter Ended March 31, 2001.

We had revenues of $7,768,164 for the quarter ended March 31, 2002 compared to revenues of $4,300,777 for the quarter ended March 31, 2001. Approximately, $504,000 of our revenues were derived from an off-line venture whereby we partnered with another company to sell closeout merchandise into the South American market. Our total investment was approximately $4,000,000. To date we have received $900,000 of our investment back and the remaining investment of $3,100,000, which has been used to purchase close out merchandise, should be received during the second quarter along with additional revenue. We do not regularly engage in these types of ventures but, as the opportunity arises we may engage in them in the future. Approximately 21% of our total revenues were derived from foreign sources. Approximately 65% of the foreign revenue came from South America and the balance from the Far East and Europe. Net income for the quarter ended March 31, 2002 was $2,071,604 compared to net income of $1,855,400 for the quarter ended March 31, 2001 . Total operating expenses for the quarter ended March 31, 2002 were $4,563,607 resulting in net operating income for the quarter of $3,204,557. This compares to total operating expenses of $1,434,091 for the quarter ended March 31, 2001, resulting in net operating income of $2,866,686. This increase in operating expenses is a result of our continuing to grow our business in order to increase revenues. Because of our limited operating history with our various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising costs will be a significant part of its operating structure. Management expects that all divisions will have increased revenues and profits in the Second Quarter.

Liquidity And Capital Resources

Cash and cash equivalents as of March 31, 2002 were $13,809,345. At March 31, 2002, we had current assets of $17,228,220 and current liabilities of $2,457,176 resulting in working capital at March 31, 2002 (current assets less current liabilities) of $14,771,044.

In January 2002, we acquired substantially all of the assets, including the name, of Yutopia.com. and assumed certain operating leases. The purchase price was 680,000 shares of common stock.

We believe that our current capital resources and liquidity are adequate for at least the next twelve months. Other than costs in connection with the further development of its web sites, we do not have any plans for significant capital or operating expenditures above our current level unless we determines to develop additional web sites that could result in additional development costs. We may also make additional acquisitions which might be financed at least in part with our own funds.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to litigation incurred in connection with the ordinary operation of our business. The Company does not believe that any adverse result in the various litigation matters would have a material effect on our operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

On January 11, 2002, the registrant issued a total of 680,000 shares of its Common Stock in connection with the purchase of assets from Youtopia.com. The transaction was exempt from the registration requirement by virtue of Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In February and March of 2002, the registrant issued a total of 75,000 shares of its Common Stock for financial consulting services. The shares were issued to an "accredited investor" as that term is used in Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Also, in February 2002, the registrant issued 50,000 shares of its Common Stock for consulting services to an "accredited investor" as that term is used in Rule 506 of Regulation D of the Securities Act, as amended.

In January and February of 2002, the registrant issued a total of 13,334 shares of its Common Stock to a consultant who is an "accredited investor" as that term is used in Rule 506 of Regulation D of the Securities Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             800America.com, Inc.


Date: May 20, 2002                           By: /s/ David E. Rabi
                                             ---------------------
                                             David E. Rabi
                                             Chief Executive Officer (Principal
                                             Executive Officer,
                                             Chief Financial Officer and Chief
                                             Accounting Officer)