Form 10QSB
period 2002-06-30
800AMERICA COM INC
filed 2002-08-15
CIK 1060239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________
                        Commission file number 000-28547

                              800America.com, Inc.
               --------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

There were 20,607,986 shares of common stock $0.001 par value per share, issued and outstanding as of August 12, 2002.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
Item  1.
--------------------------------------------------------------------------------


                              FINANCIAL STATEMENTS
                              800AMERICA.COM, INC.
                               New York, New York


                                  -------------
                                  June 30, 2002
                                  -------------

CONTENTS



                                               Page


Accountants' Review Report                      1

Balance Sheets. . . . . . . . . . . . . . . .   2

Statements of Income and Retained Earnings. .   3

Statements of Changes in Stockholders' Equity   4

Statements of Cash Flows. . . . . . . . . . .   5

Selected Notes to Financial Statements. . . .  6-7

                     Independent Accountants' Review Report





Board  of  Directors
800America.com,  Inc.
New  York,  New  York


We have reviewed the accompanying consolidated balance sheets of 800America.com, Inc. as of June 30, 2002, June 30, 2001 and December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the three months and six months ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles for interim financial statements.

As discussed in Note number 9 of Selected Notes to Financial Statements, certain errors resulting in understatement of previously reported net income as of December 31, 2001 and June 30, 2001 were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the financial statements to correct the error.




                                    Piltz,  Williams,  LaRosa  &  Co.


August  12,  2002
Biloxi,  Mississippi

                               800America.com, Inc.
                                 Balance Sheets
                                  (Unaudited)

                                                  June 30,       December 31,        June 30,
                                                   2002              2001             2001
                                                -------------   -------------     -------------
<BTB>
ASSETS
Current assets
   Cash                                         $ 19,447,574     $ 13,201,125     $    5,370,913
   Accounts receivable                                                 53,752          1,022,310
   Allowance  for  bad  debts                                                           (154,000)
   Interest  receivable                               27,849           17,151
   Notes receivable
   Investment, short-term                            301,570          301,570
   Total current assets                            1,300,000
                                                -------------   -------------     --------------
                                                  21,076,993       13,573,598          6,239,233
                                                -------------   -------------     --------------
PROPERTY  AND  EQUIPMENT
   Equipment                                       1,087,201        1,087,201            863,300
   Software                                        3,895,650        3,695,650          2,350,150
                                                -------------   -------------     --------------
   Totals                                          4,982,851        4,782,851          3,213,450
   LESS accumulated depreciation                  (2,278,157)      (1,477,183)          (988,133)
                                                -------------   -------------     --------------
   Total property and equipment                    2,704,694        3,305,668          2,225,317
                                                -------------   -------------     --------------

OTHER  ASSETS
   Stock escrow                                                       115,015
   Other intangible assets (net)                   4,517,289        3,378,165          1,873,278
   Goodwill (net)                                  5,421,091        5,187,862          2,210,567
   Bond deposit                                                       500,000
   Other assets                                                        27,533
   Total other assets                              9,938,380        9,208,575          4,083,845

   Totals                                       $ 33,720,067     $ 26,087,841         12,548,385

LIABILITIES  &  STOCKHOLDERS EQUITY

CURRENT  LIABILITIES
   Accounts payable                             $    239,488     $    230,077      $     180,696
   Membership dues payable                           770,892          770,892
   Taxes payable income tax                        1,478,242        1,328,378          1,238,147
   Deferred Income                                   787,295
   Other current liabilities                                                              27,471
                                                -------------   -------------     --------------
   Total current liabilities                       3,275,917        2,329,347          1,446,314
                                                -------------   -------------     --------------

OTHER  LIABILITIES
   Deferred income tax                             2,249,402        2,256,960            940,025
                                                -------------   -------------     --------------
STOCKHOLDERS EQUITY
   Preferred  stock,  $0.001  par
     value, 5,000,000 shares  authorized,
     0  shares  issued

  Common  stock,  $0.001  par  value,
    50,000,000  shares authorized
    20,136,000 shares issued and outstanding          20,136           18,725             15,430

  Additional paid-in capital                      12,814,552       10,605,671          3,892,143

  LESS Treasury Stock purchased                    (164,813)          (50,000)
  Retained earnings                               15,524,873       10,927,138          6,254,473
                                                -------------   -------------     --------------
  Total stockholders Equity                       28,194,748       21,501,534         10,162,046
                                                -------------   -------------     --------------
    Totals                                      $ 33,720,067     $ 26,087,841      $  12,548,385
                                                =============   =============     ==============

            See Accompanying Selected Notes to Financial Statements.

                              800America.com, Inc.
                              Statements of Income
            Three and Six Month Periods Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                       2002         2002         2001          2001
                                                       Three        Six          Three         Six
                                                      Months        Months       Months       Months
                                                    ----------    -----------   ----------  ----------
REVENUES                                            $7,641,048    $15,409,212   $5,001,972  $9,302,346
                                                    ----------    -----------   ----------  ----------
COST AND EXPENSES
 Payroll cost                                          709,088      1,352,973      192,956     379,870
 Advertising                                         2,226,000      4,526,000      719,759   1,147,119
 Depreciation amortization                             508,213      1,161,849      290,013     426,968
 Bad debts                                                             53,752       15,000      15,000
 General and administration                            495,604      1,533,250      778,516   1,461,452
                                                    ----------     ----------    ---------  ----------
 Total cost and expenses                             3,938,905      8,627,824    1,996,244   3,430,409
                                                    ----------    -----------   ----------  ----------

Income from operations                               3,702,143      6,781,388    3,005,728   5,871,937
                                                    ----------     ----------   ----------  ----------

OTHER INCOME
 Interest                                               82,324        163,949       24,698      43,506
 Sale of assets                                                                    500,000     500,000
                                                     ----------  ----------     ----------  ----------
 Total other income                                     82,324        163,949      524,698     543,506
                                                    ----------     ----------   ----------  ----------

Income before provision for income taxes             3,784,467      6,945,337    3,530,426   6,415,443

Provision for income taxes                           1,293,044      2,347,602    1,184,121   2,214,215
                                                    ----------     ----------   ----------  ----------

Net income                                          $2,491,423     $4,597,735   $2,346,305  $4,201,228
                                                    ==========     ==========   ==========  ==========

Net earnings per share, common
 basic stock                                        $     0.13     $     0.23   $     0.15  $     0.27


Net earnings per share, common stock                $     0.11     $     0.20   $     0.14  $     0.25
 Fully diluted

            See Accompanying Selected Notes to Financial Statements.

                              800 America.com, Inc.
                  Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                       Additional
                                               Common       Stock       Paid  In      Retained     Treasury    Stockholders
                                               Shares       Amount       Capital      Earnings      Stock        Equity
                                             ----------    -------     ---------     ---------     --------    ------------
Balances December 31, 2000                   13,412,000   $ 13,412    $ 1,943,134    $ 2,053,245  $            $    4,009,791

Stock issued pursuant to the
    acquisition of inshop.com,
    February 2, 2001                          1,817,943      1,818      1,815,676                                   1,817,494

Stock issued pursuant
    to the acquisition of Ebiz.com,
    30-May-01                                   200,000        200        133,333                                     133,533

Net income for the six months
    ended June 30, 2001                                                                4,201,228                    4,201,228
                                             ----------   --------   ------------    -----------    -----------   -----------
Balances June 30, 2001                       15,429,943   $ 15,430    $ 3,892,143    $ 6,254,473    $         0  $ 10,162,046
                                             ==========   ========   ============    ===========    ===========  ============


                                                                       Additional
                                               Common       Stock       Paid  In      Retained     Treasury    Stockholders
                                               Shares       Amount       Capital      Earnings      Stock        Equity
                                             ----------    -------     ---------     ---------     --------    ------------

Balances December 31, 2001                   18,724,493   $ 18,725   $ 10,605,671  $ 10,927,140   $  (50,000)    $ 21,501,536

Stock issued pursuant to the
    acquisition of Youtopia.com
    January 8, 2002                             680,000        680      1,699,320                                   1,700,000

Stock options exercised                         731,000        731        509,561                                     510,292

Buy back of shares issued as part
    of an acquisition                                                                                (114,813)

Net income for the six months                                                         4,597,735                     4,597,735
    ended June 30, 2002
                                             ----------   --------   ------------    -----------   -----------   ------------
Balances June 30, 2002                       20,135,493   $ 20,136   $ 12,814,552  $ 15,524,875    $ (164,813)   $ 28,309,563
                                             ==========   ========   ============    ===========    ===========  ============

            See Accompanying Selected Notes to Financial Statements.

                              800America.com, Inc.
                              Statements of Cash Flows
                 Six Month Periods Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                            June 30,
                                                      2002           2001
                                                  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $ 4,597,735   $ 4,201,228
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                      1,161,849       426,968
  Changes in operating assets and liabilities:
   Bad debts                                            53,752        15,000
   Non-cash compensation and expenses                  310,150
   Sale of assets                                                   (500,000)
   Prepaid assets increase                                            75,000
   Interest receivable                                 (10,698)
   Accounts receivable increase                                      (26,676)
   Deferred income received                            787,295
   Accounts payable increase                             9,411       155,750
   Deferred income taxes                              (255,481)       (5,100)
   Taxes payable increase                              164,559       851,275
   Other current liabilities increase                                 27,471
                                                  ------------   -----------
   Net cash provided by operating activities         6,818,572     5,220,916
                                                  -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                                        500,000
 Stock escrow decrease                                 115,015
 Bond China received                                   500,000
 Purchase of equipment and software                               (1,598,732)
 Investment, short-term                             (4,000,000)
 Short-term investment returned                      2,700,000
 Other assets                                           27,533        47,749
                                                  ------------  ------------
 Net cash used in investing activities                (657,452)   (1,050,983)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of debts assumed in merger transaction                   (918,785)
 Acquisition of treasury stock                        (114,813)
 Additional paid-in capital                            199,567
 Sale of common stock                                      575         2,017
                                                  ------------  ------------
 Net cash provided by financing activities              85,329      (916,768)
                                                  ------------  ------------

Net increase in cash                                 6,246,449     3,253,165

Beginning cash balance                              13,201,125     2,117,746
                                                  ------------  ------------

Ending cash balance                               $ 19,447,574  $  5,370,911
                                                  ============  ============

            See Accompanying Selected Notes to Financial Statements.

                              800America.com, Inc.
                     Selected Notes to Financial Statements
                                    Unaudited
                                    ---------


1. The accompanying unaudited financial statements have been prepared with the accounting policies in effect as of December 31, 2001 as set forth in the Notes to Financial Statements of 800America.com, Inc. In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

     The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.

2. The results of operations for the six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 19,992,750 and 15,356,925 for the six months ended June 30, 2002 and 2001, respectively. Per share data for diluted shares is based on the weighted average diluted shares of common stock outstanding of 22,929,750 and 17,106,925 for the six months ended June 30, 2002 and 2001, respectively.

4. The Company acquired the assets of Youtopia.com in a purchase transaction for six hundred eighty thousand shares of its previously unissued common stock. The stock had a value of $2.50 per share at the time of the transaction. The fair market value of the assets acquired in the transaction were as follows:

          Software          $     200,000
          Subscriber  list      1,500,000
                            -------------
          Total             $   1,700,000
                            =============

5. Deferred income taxes result from book/tax basis difference in assets acquired in tax free merger transactions.

6. The Company entered into a fifty percent joint venture with another company for direct sales of certain closeout items in South America. The Company invested $4,000,000 in the first quarter in this joint venture. The arrangement is short term and should be completed in the third quarter of 2002. $2,700,000 of the Company's investment has been returned as of June 30, 2002.

7. The Company paid $2,438,528 and $1,476,966 in income tax for the six months ended June 30, 2002 and 2001, respectively. No interest was paid during those periods.

                              800America.com, Inc.
                     Selected Notes to Financial Statements
                                    Unaudited
                                   -----------
                                   (Continued)


8. Non cash transactions included the issuance of 680,000 shares of common stock for Youtopia.com with a value of $1,700,000, as described in note 4 above. The Company also issued 156,000 shares of common stock for consulting services with a value of $218,400 during the six months ended June 30, 2002. Non cash compensation of $91,750 was recognized in the exercise of options in the Company stock option plan on 170,000 shares.

9. Correction of prior year amounts for purchase transactions and the effect on the periods presented is as follows:

                                         June 30,      December 31,   June 30,
                                          2002            2001         2001
                                        ---------    ------------  -------------
Balance  sheet  items:

Assets:
     Other  intangible  assets           $ 918,785    $  918,785    $  1,836,276
     Accumulated  depreciation                           130,363
     Accumulated  amortization             (43,751)     (174,113)
     Goodwill                             1,717,775    2,413,595      2,023,901
     Advances  to  subsidiary              (172,374)    (172,373)    (1,068,076)
                                          ----------   -----------   -----------
     Totals                               2,420,435    3,116,257      2,796,103
                                          ----------   -----------   -----------

Liabilities  and  equity:
     Income  tax  payable                   253,780      253,780       (50,759)
     Deferred  income  tax                1,608,399    2,304,220       992,385
     Retained  earnings                     558,256
     Additional  paid-in  capital                                     1,949,009
                                          ----------   -----------   ----------
     Totals                               2,420,435    2,558,000     2,890,635
                                          ==========   ===========   ==========

Net  to  income  statement                $           $  558,257    $  (98,532)
                                          ==========   ===========   ==========

                                           June 30,     December 31,   June 30,
                                             2002          2001         2001
                                          ---------    ------------  ----------
Income  statements
     Depreciation  and  amortization      $           $  (43,751)   $
     General  and  administration                        746,412       149,291
     Provision  for  income  taxes                      (144,404)      (50,759)
                                          ---------    ------------  ----------
     Net  to  income  statement           $           $  558,257    $   98,532
                                          ==========   ===========   ==========

Item  2.  Management's  Discussion  and  Results  or  Plan  of  Operation.

General

We operate various Internet web sites in three areas: Business to Business; Business to Consumers, which includes our publishing operations, and Technology. Our goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. Our technologies coupled with our customer approach continue to strengthen relationships with our customers. These technologies are providing the foundation need to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

Sites operated under the 800America Network are OneTwoClick.com, RothmanCloseouts.com, InternetWEbGuide.com, FileShooter.com, InShop.com, eBiz4biz.com, cs-live.com, iGain.com, IPS payment.com, WizardWorld.com and Youtopia.com.

Results  of  Operations

Quarter  Ended  June  30,  2002  Compared  to  Quarter  Ended  June  30,  2001.

We had revenues of $7,641,048 for the quarter ended June 30, 2002 compared to revenues of $5,001,972 for the quarter ended June 30, 2001. Approximately, $800,000 of our revenues during the period were derived from an off-line venture whereby we joint ventured with a company to sell closeout merchandise into the South American market. Each of the parties invested $4,000,000. All costs and expenses, profits and losses were shared equally by the parties. We did not participate in the management and operation of this venture. Our total investment was $4,000,000. As of July 2002, we had received our total investment back. We do not regularly engage in these types of ventures but, as the opportunity arises we may engage in them in the future.

Approximately 23% of our total revenues were derived from foreign sources for the period. Approximately 65% of our foreign revenue came from our Business-to-Business operations, approximately 16% from our Technology operations and the balance from our Business-to-Consumer operations. Approximately 65% of the foreign revenue came from South America and the balance from the Far East and Europe.

Net income for the quarter ended June 30, 2002 was $2,491,423 compared to net income of $2,346,305, for the quarter ended June 30, 2001. Total operating expenses for the quarter ended June 30, 2002 were $3,938,905 resulting in net operating income for the quarter of $3,702,143. This compares to total operating expenses of $1,996,244 for the quarter ended June 30, 2001, resulting in net operating income of $3,005,728. This increase in operating expenses is a result of our continuing to grow our business in order to increase revenues. Because of our limited operating history with our various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising costs will be a significant part of our operating structure. Advertising expenses for the period ending June 30, 2002 were $2,226,000 compared with $719,759 for the three months ended June 30, 2001.

--------------------------------------------------------------------------------

Liquidity  And  Capital  Resources

Cash and cash equivalents as of June 30, 2002 were $19,447,570. At June 30, 2002, we had current assets of $21,076,993 and current liabilities of $3,275,917 resulting in working capital at June 30, 2002 (current assets less current liabilities) of $17,801,076.

During the period we announced a buy-back program whereby we intend to purchase ten percent of our outstanding Common Stock.

We are obligated to stand ready to repurchase 1,998,972 shares of our Common Stock from certain stockholders who acquired our shares in exchange for shares in two acquisitions we concluded last year and from purchasers in a private placement. The repurchase price is $2.60 per share. In October 948,972 shares will be subject to repurchase unless certain events occur sooner, with one of the events being that our current CEO no longer remains at that position, and the balance will be subject to repurchase in December of 2002. This obligation is not part of our buy-back program.

We believe that our current capital resources and liquidity are adequate for at least the next twelve months. Other than costs in connection with the further development of our web sites, we do not have any plans for significant capital or operating expenditures above our current level unless we determines to develop additional web sites that could result in additional development costs. We may also make additional acquisitions which might be financed, at least in part, with our own funds.

Six  Months  Ended  June  30,  2002  Compared  With  June  30,  2001

Results  of  Operations

We had revenues of $15,409,212 for the six months ended June 30, 2002 compared with revenues of $9,302,346 for the six months ended June 30, 2001. The increase was primarily the result of increased sales. Net income was $4,597,735 for the six months ended June 30, 2002, compared with net income of $4,201,228 for the six months ended June 30, 2002. Total operating expenses were $8,627,824 for the six months ended June 30, 2002 compared with $3,430,409 for the six months ended June 30, 2001. Foreign sales accounted for approximately 22% of our total revenues for the six month period ending June 30, 2002. Approximately 60% of our foreign revenue came from our Business-to-Business operations, 17% from our Technology operations and the balance from our Business-to-Consumer operations.

Liquidity  and  Capital  Resources

Net cash provided for operating activities was $6,818,572 for the six months ended June 30, 2002 compared with net cash of $5,220,916 for the six months ended June 30, 2001. The increase in net cash was primarily attributable to an increase in revenues and a decrease in operating costs. During the six months ended June 30, 2001, we sold assets for approximately $500,000.

Events  Subsequent  to  June  30,  2002

In July 2002, we repurchased 163,000 shares of our common stock under our buy-back program.
             --------------------------------------------------------

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

             --------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item  1.  Legal  Proceedings.

We are a party to litigation incurred in connection with the ordinary operation of our business. We do not believe that any adverse result in the various litigation matters would have a material effect on our operations or financial condition.

In March 2001, we were served with a summons and complaint in an action titled Jeffrey Steiner against inShop.com, Inc. and 800America.com, Inc. The action is pending in the Supreme Court of the State of New York, County of New York. The complaint seeks $500,000 for stock redemption proceeds, plus any accrued and unpaid dividends and other relief in connection with our acquisition of shares of inShop.com, Inc. The proceedings are currently in the discovery stage.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

In April and May of 2002, the registrant issued a total of 13,334 shares of its Common Stock to a consultant who is an "accredited investor" as that term is used in Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item  3.  Exhibits  and  Reports  on  Form  8-K

(a)     the  following  exhibits  are  filed  as  part  of  this  report.

        99.1 CEO and CFO Certifications required under Section 906 of the Sarbanes - Oxley Act of 2002

--------------------------------------------------------------------------------


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              800America.com, Inc.

Date:  August  14,  2002                   By:  /s/  David  E.  Rabi
                                           ---------------------
                                           David  E.  Rabi
                                           Chief  Executive  Officer  (Principal
                                           Executive  Officer)
                                           Chief  Financial  Officer  and  Chief
                                           Accounting  Officer