Form 10KSB/A
period 2001-12-31
800AMERICA COM INC
filed 2002-11-13
CIK 1060239

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  Form 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001
                             Commission File Number
                                     0-28547

                              800America.com, Inc.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                             87-0567884
          ------                                             ----------
(State or other jurisdiction of         (I.R.S.  Employer  Identification  No.)
incorporation  or  organization)

                 420 Lexington Avenue, New York, New York 10170

                    (Address of Principal Executive Offices)

                                 (800) 999-5048

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

Yes               No    X
     ----              ----

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

OUR  BUSINESS

     We are a growing company that owns and operates international e-commerce and technology websites. Our primary business is to bring buyers and sellers together in an efficient and easy to use format and generate fees based on transactions. We believe that we are an innovator in developing proprietary technologies and processes needed for easy navigation and convenience in business-to-business and business-to-consumer environments. Our technologies have provided the foundation needed for us to scale and grow our e-commerce businesses profitably across geographic regions and multiple product lines.

     The majority of our revenues are derived from commissions and sales generated on transactions made through our four primary websites, OneTwoClick.com and RothmanCloseouts.com (commissions), InternetWebGuide.com, and FileShooter.com (sales). All of our websites share their underlying technologies and the management team responsible for our profits.

     THE  800AMERICA  NETWORK:  THE  800AMERICA  NETWORK  CONSISTS OF A GROUP OF
     ------------------------
     WEBSITES THAT PROVIDE BUSINESS TO BUSINESS, E-COMMERCE SERVICES AND TECHNOLOGY.

     The 800America Network (www.800america.com), is our homepage for all of our eleven websites that comprise the 800America Network.

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

     The 800America Network offers other services to both users and vendors. Through an 800America Network website, inShop (www.inshop.com), we provide a customized mass direct mail service that alerts our inShop customers about merchandise on sale at particular stores off-line. The stores pay us a per alert fee to include their sales in the alerts. We receive payments from the stores to send these alerts to our visitors. inShop has a database of well to do, primarily female consumers, and extensive relationships with stores and shoppers. The inShop model helps shoppers make informed shopping decisions by allowing its members to receive both fashion and designer sales alerts via e-mail.

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

     ROTHMAN CLOSEOUTS: ROTHMAN CLOSEOUTS OPERATES THE WORLD'S LEADING WEB-BASED
     -----------------
     GLOBAL  TRADING  COMMUNITY  FOR  SURPLUS  AND  CLOSEOUT  MERCHANDISE.

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

BUSINESS  STRATEGY

     Our strategic objective is to continue to grow our business by acquiring companies with technologies that support our core business and provide tools for Internet navigation, shopping and trading convenience. The key elements of our strategy are to:

*     continue  to  maximize  opportunities  with  our  existing  businesses;

* seek strategic acquisitions of synergistic companies with technologies that support our strategy and improve shareholder value;

* acquire additional e-commerce companies and layer in our managerial expertise to expand our existing customer base and maximize profits; and

* build upon our current infrastructure to provide technology and services that enhance the Internet shopping experience.

SALES  AND  MARKETING

     We have approximately 150 independent commission-based sale persons across China who report to our Beijing office who perform various sales and marketing functions for our new marketing efforts in Asia. We do not employ any sales personnel in China. All of our employees (6) in our Beijing office are technical staff. The independent sales force contacts Chinese manufacturers for the purpose of selling webpages that are pointed to the North American marketplace. Our marketing strategy, which we implement through advertising and promotions as well as partnerships and alliances, includes the following elements:

*     promote  our  800America  Network  and  our  various  brands;

* develop niche marketing programs to attract buyers and sellers to our web-based trading community; and

*     develop  technology  companies  to  grow  their  business.

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

Our Fileshooter software product competes directly with all peer-to-peer (computer-to-computer) software products. We believe our product has certain competitive advantages over our current competition, but we expect competition to intensify in the future as peer-to-peer computing becomes increasingly popular in both the corporate and personal markets.

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

                                    Common Stock  Bid  Price
                                    -----------   -------------
Calendar Year 2000                      High          Low
---------------------               -----------   -------------
First Quarter                           $5.625        $3.125
Second Quarter                          $ 5.00        $ 1.25
Third Quarter                           $ 2.50        $ 1.25
Fourth Quarter                          $ 2.50        $ 1.25

Calendar Year 2001                      High          Low
---------------------               -----------   -------------
First Quarter                           $ 2.18        $ 1.34
Second Quarter                          $ 3.25        $  .37
Third Quarter                           $ 4.65        $ 1.53
Fourth Quarter                          $ 4.00        $ 1.55

Calendar Year 2002                      High          Low
---------------------               -----------   -------------
First Quarter                           $ 3.10        $ 2.05
Second Quarter through
  April 10, 2002                        $ 3.03        $ 2.77



     As of March 29, 2002, there were 19,976,289 shares of Common Stock issued and outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We operate various Internet web sites for Business to Business; Business to Consumers and Technology. Our goal is to bring buyers and sellers together in an efficient and easy format and generate income based on the transactions. Our technologies coupled with our customer approach continue to strengthen relationships with our customers. These technologies are providing the foundation needed to scale and grow the e-commerce businesses profitably across geographic regions and multiple product lines.

     Sites operated under the 800America Network are OneTwoClick.com, RothmanCloseouts.com, InternetWebGuide.com, FileShooter.com, InShop.com, eBiz4biz.com, cs-live.com, iGain.com, IPS payment.com, WizardWorld.com and Youtopia.com.

YEARS  ENDED  DECEMBER  31,  2000  AND  1999

     Certain of our financial information has been revised. Please see Note 12 of the Selected Notes to Financial Statements for a summary of the revisions.

RESULTS  OF  OPERATIONS

     We had revenues of $15,980,529 which were reduced by rebates of $8,913,351 for the year ended December 31, 2000 compared to revenues of $3,283,575 which were reduced by rebates of $2,135,668 for the year ended December 31, 1999. Net income for the year ended December 31, 2000 was $2,072,494 compared to $185,447 for the year ended December 31, 1999. The annual results of operations are not comparable because of the new selling lines in which the Company was engaged in the most recent year. In 2000, we acquired Rothman Closeouts, 21st Ave. Productions and Who's Who in Pets. We sold 21st Ave. Productions and Who's Who in Pets in 2001. In 2000, Rothman Closeouts, 21st Ave. Productions and Who's Who in Pets contributed approximately 20-25% of our total revenue. We do not believe that the sales of these parts of our business adversely affected our overall financial performance in 2001. The Company realized revenue of $14,640,954 in B2C, $1,296,575 in B2B and $43,000 in Technology. Costs and
expenses for the year ended December 31, 2000 were $3,953,278, resulting in operating income for the year of $3,113,900. This compares with costs and expenses of $872,737 that resulted in operating income of $275,170 for the year ended December 31, 1999. The largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $1,317,685 (including salaries and other personnel expenses), bad debt expenses in the amount of $270,795, advertising costs and expenses in the amount of $1,878,318 and depreciation and amortization expenses of $486,480. In 1999 the largest categories of costs and expenses were for general, selling and administrative expenses in the amount of $320,980 (including salaries and other personnel expenses), bad debt expenses in the amount of $66,000, advertising costs and expenses in the amount of $397,738 and depreciation and amortization expenses of $88,019. Because of our limited operating history and the changing competition in the on-line shopping business, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility.

LIQUIDITY  and  Capital  Resources

     Net cash provided by operating activities was $2,178,041 in the year ended December 31, 2000 compared to net cash provided by operations of $119,339 for the year ended December 31, 1999. The Company's net cash increase for the year ended December 31, 2000 was $1,725,182 compared to a net cash increase for the year ended December 31, 1999 of $391,987. The Company's ending cash balance at December 31, 2000 was $2,117,746 compared to an ending cash balance at December 31, 1999 of $392,564. Net cash inflows from operations are expected to continue during the fiscal year ending December 31, 2001.

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER  31, 2000.

RESULTS  OF  OPERATIONS

     We had revenues of $20,641,007 for the year ended December 31, 2001 compared to revenues of $7,067,178 for the year ended December 31, 2000. Net income for the year ended December 31, 2001 was $8,305,462 compared to net income of $2,072,494 for the year ended December 31, 2000. We estimate that approximately eighty percent of our revenues were derived from continuing operations and twenty percent from new acquisitions acquired during 2001. Total operating expenses for the year ended December 31, 2001 were $8,741,397 resulting in operating income for the year of $11,899,610. This compares to total operating expenses of $3,953,278 for the year ended December 31, 2000, resulting in operating income of $3,113,900. We instituted a policy of not paying rebates as of January 1, 2001. For the year ended December 31, 2000 we paid a total of $8,913,351 in rebates. We had been paying rebates of between forty and sixty percent of the amounts collected. Because of our limited operating history with the various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising and promotion costs will be a significant part of our operating structure. For the year ended December 31, 2001, advertising and promotion costs were $4,443,249 representing approximately 51% of total operating expenses compared to $1,878,318 in such costs in 2000 representing approximately 47% of total operating expenses. The increase in advertising costs were a result of our expanded operations with our various sites and the consequences of events which occurred after September 11, 2001. One of our sites OneTwoClick showed a drop-off in revenues after September 11th and another, FileShooter, showed an increase. We increased our advertising to address both trends. Payroll costs for the year ended December 31, 2001 were $890,106 compared with $299,254 for the year ended December 31, 2000. The increase in payroll costs was a result of hiring more people and having to pay higher salaries for more qualified technical personnel because of our more complex internet network. Legal and accounting costs were $226,677 for the year ended December 31, 2001 compared to $78,039 for the year ended December 31, 2000. The increase is primarily a result of the acquisitions we completed during the year. The overall increase in our various costs was a result of our increasing our business primarily through internal growth. Also during the year ended December 31, 2001, we spent $1,681,131 on our new acquisitions, most of which was devoted to our inShop operation. Depreciation and amortization costs were $1,299,475 for the year ended December 31, 2001, compared to $486,480 for the year ended December 31, 2000. The increase is a result of the increase in depreciable property and equipment cost allocations resulting from acquisitions. Management expects that revenues from Business to Consumers will continue to increase in 2002, and there will also be increases in technology and business to business revenue.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash and cash equivalents as of December 31, 2001 were $13,201,125. At December 31, 2001, the Company had current assets of $13,573,598 and current liabilities of $2,625,517 resulting in working capital at December 31, 2001 (current assets less current liabilities) of $10,948,081.

     In September 2001, we acquired substantially all of the assets, including the name, of cs-live.com inc. The purchase price was $50,000 and 450,000 shares of common stock. We also assumed certain operating leases. cs-live inc. changed its name to Intelligent Web Technologies, Inc. We have made advances to Intelligent Web Technologies, Inc. of approximately $300,000. The advances are secured by the shares of common stock paid as part of the purchase price. These shares are being registered for resale. When they are sold a portion of the proceeds will be used to repay the advances.

     During the period we acquired all the capital stock of Universal Payment Systems, Inc. (UPSI). The purchase price was $1.00. UPSI was purchased from our Chief Executive Officer. For financial statement purposes it has been valued at $782,000, the same carrying amount as in the hands of the transferor. Also, during the period we raised a total of approximately $7,179,773 from the sale of common stock in two private placements. Subsequently, we rescinded $5,500,000 to an investor.

     Net cash provided by operating activities was $11,678,998 for the year ended December 31, 2001 compared with net cash of $2,178,041 for the year ended December 31, 2000. The increase in net operating cash was primarily attributable to an increase in revenues, and a decrease in rebates as a result of ending the rebate program. During the period ended December 31, 2001, the Company sold assets for $500,000, received back a bond deposit of $500,000 and purchase equipment for $1,681,131. During the year ended December 31, 2000, we obtained $1,679,773 through the sale of equity securities in private placements, repurchased our Common Stock for $50,000 and repaid debts assumed in merger transactions of $918,785.

     At December 31, 2001, accounts receivables were $53,752 compared to $995,634 at December 31, 2000. The difference is in the manner we now collect accounts receivables. In the prior year, accounts receivables were tracked and collected by an unrelated third party and remitted to us monthly. During 2001, the accounts receivables were tracked and collected directly by us with remittance to us either directly by credit card or primarily weekly or biweekly by stores on the website.

In October, 2001, we acquired all of the capital stock of iGain, Inc. The purchase price was 1,050,000 shares of common stock. We agreed to repurchase, at the option of the holders, 1,000,000 shares of the common stock issued in the merger for a price at $2.60 per share (the Put Shares). The conditions for which we will repurchase the Put Shares is (i) if the current Chief Executive Officer is no longer serving in that capacity, (ii) we conduct a public offering of our securities and receives at least $7,000,000 in proceeds, or (iii) one year from the closing date of the merger. In connection with the merger, we agreed to repurchase a total of 51,028 of the Put Shares at an earlier date for $2.25 per share. This was completed in January 2002. We are the beneficiary of a term life insurance policy that covers the demise of our current Chief Executive Officer. The amount of the policy is $10,000,000.

     In December, 2001, we acquired the capital stock of WizardWorld, Inc. in a stock for stock merger. The purchase price was 660,000 shares of our common stock. We agreed to repurchase the common stock given in the merger in one year at a purchase price of $2.60 per share. Certain of the holders of WizardWorld preferred stock who received our common stock in the merger purchased a total of 340,000 shares of our common stock in a private placement for a total of $850,000. Such purchasers also have the right to have us reacquire the shares at $2.60 per share after one year.

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

EVENTS SUBSEQUENT TO DECEMBER 31, 2001

     In January, 2002, we acquired the assets and assumed certain operating liabilities of Youtopia.com, Inc. The purchase price was 650,000 shares of our common stock. We also paid approximately $110,000 to remove a lien on the assets. We have agreed to register some of the stock issued in the transaction for resale. This money is to be repaid out of the proceeds of such a sale. In connection with the transaction we hired Youtopia's Chief Executive Officer as a consultant for six months. The compensation paid to the consultant was 150,000 shares of our common stock which was part of the 650,000 shares paid as the purchase price.

FORWARD  LOOKING  STATEMENTS

     This report on Form 10-KSB/A contains certain forward-looking statements that are based on what we believe are reasonable beliefs and assumptions of management. Often, these statements can be recognized because of the use of words such as believe, anticipate, intend, estimate and expect in the statements. Such forward-looking statements obviously involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     JACQUE PATE, JR. has been employed by us since February 1997. He was appointed President in January, 2002. From 1979 to February 1997, he served as President of Jupate, Inc., a construction company. Mr. Pate holds a B.S. from Auburn University School of Architecture.

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

COMPLIANCE  WITH  SECTION  16(A)

     Mr. Jacque Pate was appointed President on January 17, 2002. Mr. Pate inadvertently filed his Form 3 late. Mr. David E. Rabi filed a Form 3 and Form 5 late.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2001, the compensation for services in all capacities earned by our Chief Executive Officer. There were no other officers or employees whose total annual salary, bonus and other annual compensation exceeded $ 100,000 in fiscal year 2001.

                           SUMMARY COMPENSATION TABLE
                                                                           Securities
Name and                                                                   Underlying
Principal Position               Year          Salary          Bonus          Options
------------------               ----          ------          -----       ----------
                                 2001          $200,000          --               -0-
 David E. Rabi                   2000          $120,000          --         1,000,000
       President                 1999           120,000          --           250,000

Bobby  Walley                    2001               -0-          --               -0-
       President  for
       approximately  3  weeks


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

                         OPTION GRANTS IN LAST FISCAL YEAR
                                                                Potential Realizable
                                                                Value At Assumed
                                                                Annual Rates of Stock
                                                                Price Appreciation for
                                                                Option  Term  ($)

                                Individual Grants
               ----------------------------------------------------------------------
               Number of          Percentage of
               Securities         Total Options
               Underlying         Granted to
               Options            Employees In     Exercise Price
Name           Granted            Fiscal 2000 (%)  Per Share ($)    Expiration Date
-------------  -----------------  ---------------  ---------------  ---------------
David E. Rabi                -0-              -0-              -0-               --
Bobby Walley                 -0-              -0-              -0-               --


     The following table sets forth information with respect to stock options exercised by our Chief Executive Officer during the fiscal year ended December 31, 2001 and stock options he held as of December 31, 2001.



            AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR-END
                                OPTION/SAR VALUES
                   Number  of                                                   Value of Unexercised
                   Securities                                                   In-the-Money
                   Underlying                      Number  of  Securities       Options/SARs
                   Options/SARs                    Underlying  Options/SARs     at Fiscal Y/E
                   Acquired on         Value       at Fiscal Y/E (#)            Exercisable/
Name               Exercise  (#)       Realized    Exercisable/Unexercisable    Unexercisable
----               -------------       --------    -------------------------    -------------
David  E.  Rabi    --                  --          1,000,000/0                  $2,500,000/0



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 29, 2002:

     * each person known by us to own beneficially more than 5% of our Common Stock;

     *     each  of  our  directors;

     * each of our five most highly compensated officers who earned more than $ 100,000 in our last fiscal year; and

     *     all  directors  and  executive  officers  as  a  group.

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

                                                      Percentage
                                       Amount of      Ownership
Name of                                Beneficial     Before
Beneficial Owner                       Ownership      Offering(1)
-------------------------------------  -------------  -----------
David E. Rabi                          10,308,000(2)        49.0%
Jacques Pate                               80,000(3)           *
Lazard Fr res & Co.
30 Rockerfeller Plaza
61st Floor
New York, NY  10020                       1,933,550          9.1%
Bobby Walley                               65,000(4)           *
Richard Sullivan                              - 0 -
                                       -------------  -----------
All Executive Officers and Directors
as a group (4 persons)                 10,453,000(5)        49.6%


*Less  than  one  percent.

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

     (4)  Includes  options  to  purchase  40,000  shares  of  Common  Stock.

     (5)  Includes  options  to  purchase  1,155,000  shares  of  Common  Stock.

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

10.0     Lease  dated  November  3,  1999,  as  amended  (3)

23.1     Consent  of  Jack  Burke,  Jr.  ,  CPA

99.1 CEO and CFO Certifications required by Section 906 of Sarbanes - Oxley Act 2002

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

                              FINANCIAL STATEMENTS
                              800AMERICA.COM, INC.
                               New York, New York



                                December 31, 2001




                                    CONTENTS



                                                            Page
                                                            ----

Accountants'  Audit  Report                                  F-1

Balance  Sheets                                              F-2

Statements  of  Income  and  Retained  Earnings              F-3

Statements  of  Changes  in  Stockholders'  Equity           F-4

Statements  of  Cash  Flows                                  F-5

Notes  to  Financial  Statements                          F-6 - F-18

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P. 0. Box 15728
                         Hattiesburg, Mississippi 39404



                          INDEPENDENT AUDITOR'S LETTER



To the Board of Directors and Stockholders' of 800America.com, Inc.

I have audited the accompanying balance sheet of 800America.com, Inc. (a Nevada Corporation) as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of 800America.com, Inc. management. My responsibility is to express and opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800America.com, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, certain changes have been made to amounts reported in previously issued financial statements. These changes are the result of errors arising from the misapplication of accounting principles related to the amount, classification, presentation or disclosure of purchase transactions previously reported.



Jack  F.  Burke,  Jr.
Hattiesburg,  Mississippi
March  22,  2002,  except  for  the  changes  shown
in  Note  12,  which  is  October  25,  2002

                               800AMERICA.COM, INC.
                                 BALANCE SHEETS

                                                                       December 31,

                                                                     2001         2000
                                                                 ------------  ----------
ASSETS
CURRENTS ASSETS
  Cash                                                           $13,201,125   $2,117,746
  Accounts receivable                                                 53,752      995,634
  Allowance for doubtful accounts                                                (139,000)
  Prepaid advertising                                                              75,000
  Deferred tax asset                                                               47,260
  Interest receivable                                                 17,151
  Notes receivable                                                   301,570
                                                                 ------------  ----------
   Total current assets                                           13,573,598    3,096,640
                                                                 ------------  ----------

PROPERTY AND EQUIPMENT
  Equipment                                                        1,087,201      764,569
  Software                                                         4,477,650      887,150
                                                                 ------------  ----------
  Totals                                                           5,564,851    1,651,719
  LESS accumulated depreciation                                    1,585,794      567,832
                                                                 ------------  ----------
  Total property and equipment                                     3,979,057    1,083,887
                                                                 ------------  ----------

OTHER ASSETS
  Other intangible assets (net)                                    2,912,165
  Goodwill (net)                                                   4,350,976      193,333
  Bond deposit                                                       500,000
  Other assets                                                        27,533       47,750
                                                                 ------------  ----------
  Total other assets                                               7,790,674      241,083
                                                                 ------------  ----------
Totals                                                           $25,343,329   $4,421,610
                                                                 ============  ==========

LIABILITIES & STOCKHOLDERSEQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   230,077   $   24,947
  Membership dues payable                                            770,892
  Taxes payable income tax                                           975,272      386,872
  Deferred income                                                    649,276
                                                                 ------------  ----------
  Total current liabilities                                        2,625,517      411,819
                                                                 ------------  ----------

OTHER LIABILITIES
  Deferred income tax                                              1,282,135
                                                                 ------------  ----------
PREFERRED STOCK, REDEMPTION OUTSIDE CONTROL OF COMPANY
  Common stock, $0.001 par value, 2,000,000 shares subject to
    put options, put price of $2.25 to $2.60 per share             5,182,140
  LESS stock escrow                                                  115,015
                                                                 ------------  ----------
  Total preferred stock, redemption outside control of Company     5,067,125
                                                                 ------------  ----------
STOCKHOLDERSEQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, 0 shares issued
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 18,724,493 and 13,412,000 shares issued and
    outstanding, 2001 and 2000 respectively, 2,000,000 shares
    common shown as preferred stock for 2001.                         16,725       13,412
  Additional paid-in capital                                       6,457,791    1,943,134
  Treasury Stock purchased                                           (50,000)
  Retained earnings                                                9,944,036    2,053,245
                                                                 ------------  ----------
  Total stockholders' equity                                      16,368,552    4,009,791
                                                                 ------------  ----------
Totals                                                           $25,343,329   $4,421,610
                                                                 ============  ==========

                      See Accompanying Notes to Financial Statements.

                              800 AMERICA.COM. INC.
                              STATEMENTS OF INCOME

                                                 For the Year Ended December 31,

                                               2001           2000         1999
                                            -----------    -----------  ----------
SALES                                       $ 2,545,786    $            $
  Cost of sales:
    Amortization                                120,833
                                            -----------    -----------  ----------
  Sales margin                                2,424,953
                                            -----------    -----------  ----------
  Commissions                                17,471,580     15,980,529   3,283,575
  Rebates                                                    8,913,351   2,135,668
                                            -----------    -----------  ----------
  Net commissions                            17,471,580      7,067,178   1,147,907
                                            -----------    -----------  ----------
  Subscription fees and membership dues         744,474
                                            -----------    -----------  ----------
  Total revenue                              20,641,007      7,067,178   1,147,907
                                            -----------    -----------  ----------

COST AND EXPENSES
  Payroll cost                                  890,106        299,254      86,961
  Advertising and promotion                   4,443,249      1,878,318     397,738
  Depreciation amortization                   1,178,642        486,480      88,019
  Bad debts                                                    270,795      66,000
  General and administration                  2,229,400      1,018,431     234,019
                                            -----------    -----------  ----------
  Total cost and expenses                     8,741,397      3,953,278     872,737
                                            -----------    -----------  ----------

Income from operations                       11,899,610      3,113,900     275,170
                                            -----------    -----------  ----------

OTHER INCOME
  Interest                                      184,423         26,243       5,810
  Sale of assets                                500,000
                                            -----------    -----------  ----------
  Total other income                            684,423         26,243       5,810
                                            -----------    -----------  ----------

Income before provision for income taxes     12,584,033      3,140,143     280,980

Provision for income taxes                    4,278,571      1,067,649      95,533
                                            -----------    -----------  ----------

Net income                                  $ 8,305,462    $ 2,072,494  $  185,447
                                            ===========    ===========  ==========

Net earnings per share, common basic stock  $      0.53    $      0.16  $     0.03

Weighted average common stock outstanding    15,690,137     12,721,359   6,243,132

Diluted earnings per share                         0.47           0.14        0.03

Diluted average common stock outstanding     17,820,138     14,371,359   6,432,989

                 See Accompanying Notes to Financial Statements.

                            800 AMERICA.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Additional
                                          Common      Stock        Paid In      Retained     Treasury     Stockholders'
                                         Shares       Amount       Capital      Earnings     Stock        Equity
                                       -----------  -----------  ------------  -----------  ------------  -----------
Balances December 31, 1998                700,000   $      700   $     6,069    ($204,696)  $               ($197,927)

Sale of common stock at $2.50 per
  share pursuant to initial public
  offering, net of offering cost
  March 31, 1999                           80,000           80       198,713                                  198,793
Services and rental space contributed
  by officer                                                           9,000                                    9,000
Common stock insured pursuant to
  merger July 9, 1999                  11,170,000       11,170       (11,170)
Common shares sold July 9, 1999           300,000          300       499,700                                  500,000
Additional paid-in capital November
  2, 1999                                                            250,000                                  250,000
Net income                                                                        185,447                     185,447
                                       -----------  -----------  ------------  -----------  ------------  -----------
Balances December 31, 1999             12,250,000       12,250       952,312      (19,249)                    945,313

Sale of common stock, January 14,
  2000                                    250,000          250       249,750                                  250,000
Stock issued pursuant to the
  acquisition of Rothman
Closeout.com, June 6, 2000                200,000          200       199,800                                  200,000
Common stock issued for services at
  fair market value                        12,000           12        11,988                                   12,000
Common stock sold October 26,
  2000                                    700,000          700       529,284                                  529,984

Net income                                                                      2,072,494                   2,072,494
                                       -----------  -----------  ------------  -----------  ------------  -----------
Balances December 31, 2000             13,412,000       13,412     1,943,134    2,053,245                   4,009,791

Stock issued pursuant to the
  acquisition of inshop.com,
  February 2, 2001                      1,817,493        1,818     1,815,676                                1,817,494
Stock issued pursuant to the
  acquisition of EBIZ.com,
  May 30, 2001                            200,000          200       133,133                                  133,333
Stock issued pursuant to the
  acquisition of iGain.com,
  October 15, 2001                      1,050,000        1,050     2,272,419                                2,273,469
Stock issued pursuant to the
  acquisition of cs-live.com,
  September 24, 2001                      450,000          450       899,550                                  900,000
Transfer of Universal Payment
  System, Inc. August 2001                                           516,120                                  516,120
Stock issued pursuant to the
  acquisition of Wizard World.com,
  December 31, 2001                       660,000          660     1,748,340                                1,749,000
Stock issued for service at fair
  market value                            115,000          115       216,135                                  216,250
Stock issued, private placement net
  of offering cost                        665,000          665       814,172                                  814,837
Stock sold December 3, 2001               355,000          355       864,581                                  864,936
Treasury stock purchased                                                                        (50,000)      (50,000)
Above stock subject to put options     (2,000,000)      (2,000)   (4,765,469)    (414,671)                 (5,182,140)
Net income                                                                      8,305,462                   8,305,462
                                       -----------  -----------  ------------  -----------  ------------  -----------

Balance December 31,2001               16,724,493   $   16,725   $ 6,457,791   $9,944,036       (50,000)  $16,368,552
                                       ===========  ===========  ============  ===========  ============  ===========

                 See Accompanying Notes to Financial Statements.

                              800AMERICA.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  December 31,

                                                         2001          2000         1999
                                                     ------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 8,305,462   $ 2,072,494   $ 185,447
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                      1,299,475       486,480      88,019
    Bad debts                                           (139,000)       73,000      66,000
    Non-cash compensation and expenses                   216,250        12,000
    Sale of assets                                      (500,000)
    Changes in operating assets and liabilities:
      Prepaid assets - (increase) decrease                75,000        46,600    (121,600)
      Interest receivable                                (17,151)
      Accounts receivable - (increase) decrease          941,882      (466,832)   (528,802)
      Accounts payable - (increase) decrease             205,130        15,951     (18,249)
      Rebates payable                                                 (330,551)    330,551
      Deferred revenue                                   781,864
      Deferred income taxes                              (78,314)
      Taxes payable - increase                           588,400       268,899     117,973
                                                     ------------  ------------  ----------
  Net cash provided by operating activities           11,678,998     2,178,041     119,339
                                                     ------------  ------------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                           500,000
  Stock escrow - decrease                               (115,015)
  Bond - China received                                 (500,000)
  Purchase of equipment and software                  (1,681,131)   (1,254,274)   (380,146)
  Deposit on equipment                                                             (94,000)
  Refund of deposit                                                     94,000
  Notes receivable                                      (301,570)
  Other assets (increase) decrease                        20,217       (72,569)    (22,440)
                                                     ------------  ------------  ----------
  Net cash used in investing activities               (2,077,499)   (1,232,843)   (496,586)
                                                     ------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debts assumed in merger transaction      (918,785)
  Repayment of notes payable                                                      (157,500)
  Other liabilities                                                                (31,059)
  Member dues payable assumed in merger transaction      770,892
  Acquisition of treasury stock                          (50,000)
  Sale of common stock                                 1,679,773       779,984     957,793
                                                     ------------  ------------  ----------
  Net cash provided by financing activities            1,481,880       779,984     769,234
                                                     ------------  ------------  ----------

Net increase in cash                                  11,083,379     1,725,182     391,987

Beginning cash balance                                 2,117,746       392,564         577
                                                     ------------  ------------  ----------

Ending cash balance                                  $13,201,125   $ 2,117,746   $ 392,564
                                                     ============  ============  ==========

                 See Accompanying Notes to Financial Statements.

NOTE  1  -  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE OF OPERATIONS - 800America.com, Inc. (A Nevada Corporation) is a diversified internet company. 800America.com, Inc. (the Company) owns and operates websites used in international e-commerce, technology, business to business and business to consumer formats. The Company has acquired several development stage Internet based companies (see Note 2, Acquisitions) and has merged their operations into the Company's operations. The various revenue sources of 800America.com, Inc. from these acquisitions are not maintained as operating segments and therefore do not constitute components for segment accounting as required by SFAS 131 Disclosures about Segments of an Enterprise and Related Information. Revenue sources are identified but discrete financial information relative to expenses is not maintained. The operating results are not viewed by management as components, but viewed by management based upon the entity as a whole.

CASH  AND  CASH  EQUIVALENTS  -  The Company does not have any cash equivalents.
Cash consists of deposits in banks. There are no restrictions on any bank balances.

ACCOUNT RECEIVABLES - In the prior year, account receivables were tracked and collected by an unrelated third party and remitted to the Company monthly. During the current year the accounts receivable were tracked and collected by the Company with remittance to the Company either directly by credit card or primarily weekly or biweekly by the stores on the website.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management reviews the accounts for bad debts and determines the estimated allowance for doubtful accounts on at least a quarterly basis. As of December 31, 2001, management considered all remaining accounts collectable.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Maintenance and repairs expenditures are charged to expense when incurred. The accelerated method of depreciation is used with equipment over a useful life of five years and straight line depreciation over three years is used for software purchased. Purchased subscriber lists are being amortized over seven years.

CAPITALIZED SOFTWARE COSTS - The Company has acquired and capitalized various types of software that it uses in its operations. The majority of this software is considered to be for internal use as defined in SOP 98-1. Some of this software cost represents the cost of acquiring websites and the associated website operating software. In addition, the Company also has other software that it has purchased and sells through one or more of its websites. The capitalized cost of software is being amortized over its estimated economic life. At a minimum, all software is evaluated at least annually to determine whether the asset value of the capitalized software has been impaired. Management is of the opinion that due to the three year amortization period utilized to write off capitalized software cost, that the remaining net asset value approximates net realizable value and no additional write down is required.

WEBSITE DEVELOPMENT ACTIVITY - The Company has a number of websites whereby they sell services or products. These sites were developed by other entities and purchased by the Company; therefore, these sites have been through the website application and infrastructure development stage and at the present time are in the operating stage.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


PURCHASED SUBSCRIBER LISTS - The Company has acquired subscriber or user lists during the course of its acquisitions. These costs are accounted for separately from "Goodwill" as required by SFAS 141, paragraph 39.

NON-GOODWILL INTANGIBLES - Intangible assets other than goodwill consist of subscriber list acquired in purchase transactions. They are being amortized over their expected lives of 7 years and are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. No impairment loss was recognized during the reporting period. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. This provides that a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. The amount of an intangible asset to be amortized shall be the amount initially assigned to that asset less any residual value.

GOODWILL - Goodwill arising from purchase transactions before June 30, 2001, is being amortized over 15 years. Goodwill acquired after June 30, 2001 is not being amortized. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment loss was recognized during the reporting period. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Under this pronouncement the Company discontinued its practice of amortizing goodwill in favor of an annual impairment analysis. Impairment analysis will be performed more frequently should conditions or circumstances arise which merit such a review.

BOND DEPOSIT - The government of the Peoples Republic of China required that the Company have a bond of five hundred thousand ($500,000) US dollars on deposit with a bank in China. Subsequent to year end, this bond was refunded to the Company.

STOCK ESCROW - The Company put in escrow one hundred fifteen thousand and fifteen dollars ($115,015) to buy back, on request, 51,028 shares of its stock owned by employees of iGain, Inc., a company acquired through acquisition.

NOTES RECEIVABLE - Notes receivable relate to the acquisition of certain of the property and assets of cs-live.com, Inc. (now Intelligent Web Technologies, Inc.). As part of the transaction, the Company has provided loans to Intelligent Web Technologies, Inc. which bear interest at a rate of 4% annually. There have been no principal or interest payments on these loans. Eighty (80,000) thousand shares of the Company's stock, which is held in escrow, secure this loan. The escrow agreement provides that upon registration of the Company's stock, the shares held in escrow are to be sold and the loan repaid.

In addition to the above 80,000 shares, a share pledge agreement has been entered into that addresses another 370,000 shares that are held in escrow to secure payments required by debentures issued by cs-live.com, Inc. and amounts due for legal services provided to cs-live.com, Inc. These shares are referred to as the "Top Up Shares".

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


The share pledge agreement provides that in the event the net proceeds from the sale of the 80,000 shares are not sufficient to repay the loan, then the Company shall be entitled to require cs-live.com, Inc. to register and sell such number of the "Top Up Shares" as needed to satisfy the outstanding portion of the loan balance, provided that the selling price per "Top Up Share" shall not be less than $2.30.

REVENUE RECOGNITION - Revenues are generated for the Company in four ways depending upon the website.

COMMISSIONS OR FEES - Commissions or fees for utilizing some of the services provided by the Company's websites are realized through credit card transactions at the time a transaction is initiated on a website. For transactions occurring on the shopping portal, the stores residing on that portal send a commission check to the Company on a weekly, biweekly or monthly basis depending upon the contractual agreement between the Company and the respective store. On a monthly basis, this income is summarized and recognized as revenue in the financial statements.

SOFTWARE SALES - Sales of software are done by credit card transaction and realized at the time a transaction is initiated on the website. This income is also summarized monthly and recognized as revenue in the financial statements.

SUBSCRIPTION FEE - Subscription fees for the on-line magazine are also collected by credit card transactions. While the receipt of cash is recognized monthly and is non-refundable, the collection of an up-front fee does not constitute an earnings event. Therefore the subscription fees are recognized as revenue ratably over the period the services are provided and the fees are earned.

MEMBERSHIP DUES - Membership dues are for a term of one year and are considered an up-front fee and are not revenue until earned. As part of an acquisition, the Company assumed the liability for dues that are refundable upon demand until the expiration of the membership term. Those dues will be recognized as revenues at the end of the membership term. Any dues collected subsequent to that acquisition are non-cancelable and are recognized as revenue ratably over the membership term.

BARTERING TRANSACTIONS - The Company does not engage in any bartering transactions.

ADVERTISING EXPENSE - PREPAID ADVERTISING - Advertising cost is expensed in the period in which the costs are incurred.

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

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


REBATES - In prior years, the various stores that resided on the internet shopping portal offered customers a rebate of from three to ten percent based on each store's policy. Upon proof of purchase from the customer, the Company would pay a rebate to the customer in accordance with the store's policy. In turn, the selling store would pay a commission to the Company in the range of five to twenty percent depending on the store.

At the end of the calendar year 2000, the Company ceased the practice of issuing rebates.

PRIVATE OFFERING - STOCK SALE - The Company sold previously unissued stock in two private offerings for approximately $7,179,773 net of offering cost. In order to accommodate one investor who desired to retract their investment in both private offerings, the Company repurchased $5,500,000 of the stock previously sold. The remaining shares are not subject to mandatory redemption.

INCOME TAXES - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in rates is recognized as income or expense in the period that includes the enactment date.

STOCK BASED COMPENSATION - The accompanying financial statements of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees: ("APB No. 25"). Under APB 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

Disclosures require by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting for stock-based compensation, have been included in Note 6.

STOCK OPTIONS GRANTED TO NON-EMPLOYEES - The fair value of options granted to non-employees for services rendered is recognized as an expense in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement requires companies to classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statement issues for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in fiscal year 1999. There was no difference between net income and comprehensive income for the three years ended December 31, 2001.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The change had no effect on net income.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE  2  -  ACQUISITIONS  -  PURCHASE  TRANSACTIONS
The  Company  acquired  the  following  companies  or  businesses  during  2001:

                                                    ebiz4biz.com,                          Wizard
                               Fileshooter  inshop.com   Inc.    iGain, Inc.  cs-live   World, Inc.   Total
                                ----------- ----------   ----    -----------  -------  -----------    -----
Operations included from        6/30/2001   2/2/2001   5/30/01    10/9/2001   9/24/2001  12/3/2001
Fair value of assets acquired:
  Cash                         $            $          $          $770,892  $           $           $  770,892
  Other assets                                                                             236,235     236,235
  Equipment                                             10,000     214,000                             224,000
  Software / web development     500,000             1,072,500     786,000     450,000               2,808,500
  Other intangibles                        1,836,278                                     1,250,000   3,086,278
  Goodwill                                 1,393,843   133,333   1,515,698     450,000     772,169   4,265,043
                              ----------  ---------- ----------  ----------  ----------  ---------- ----------
  Total assets                   500,000   3,230,121 1,215,833   3,286,590     900,000   2,258,404  11,390,948
                              ----------  ---------- ----------  ----------  ----------  ---------- ----------
Liabilities assumed:
  Deferred revenue                                                 770,892                             770,892
  Payables                                   918,785                                       236,235   1,155,020
  Deferred tax                               493,843                   242                 273,169   1,009,241
                              ---------   ----------  --------- ----------  ----------  ----------   ---------
  Total liabilities                        1,412,628             1,013,121                 509,404   2,935,153
                              ---------   ----------  --------- ----------  ----------  ----------   ---------
Net investment                  500,000    1,817,493  1,215,833  2,273,469     900,000   1,749,000   8;455;795
                              ---------   ---------- ---------- ----------  ----------  ----------  ----------
  Cash                          500,000              1,082,500                  50,000               1,632,500
  Stock issued                             1,817,493   133,333   2,273,469     850,000   1,749,000   6,823,295
                             ----------   ---------- ---------- ----------  ----------  ----------  ----------
Totals                       $  500,000   $1,817,493$1,215,833  $2,273,469  $  900,000  $1,749,000  $8,455,795
                             ==========   ========== ========== ==========  ==========  ==========  ==========

Number of shares issued               0    1,817,493   200,000   1,050,000     450,000     660,000   4,177,493
                             ==========   ========== ========== ==========  ==========  ==========  ==========




Goodwill arising from purchase transactions before June 30, 2001, is being amortized over 15 years. Goodwill acquired after June 30, 2001 is not being amortized. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

The following table represents unaudited combined pro forma information as if all acquisitions were combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that would have occurred had all companies or businesses been combined during the specified periods. The following information was taken from various Form 8-Ks. Inasmuch as the FileShooter and EBIZ4BIZ acquisitions were only asset acquisitions and no Form 8-Ks were filed, no operating activity is shown in the following pro forma information.

                                       800America                                                  Wizard
                                      .com, Inc.    inshop.com     iGain, Inc.    cs-live.com    World, Inc.       Total
                                     -------------  -------------  -------------  -------------  ------------- -------------
December 31, 2000

Revenues                             $ 7,067,178   $              $    170,319   $     21,698   $     66,542   $  7,325,737
                                     ============  =============  =============  =============  =============  =============

Net income                           $ 2,072,494   $                  ($40,363)   ($1,712,185)   ($3,197,075)   ($2,877,129)
                                     ============  =============  =============  =============  =============  =============

Net income per share common stock          (0.23)
Net income per fully diluted shares        (0.20)

December 31, 1999

Revenues                             $ 1,147,907   $              $              $              $              $  1,147,907
                                     ============  =============  =============  =============  =============  =============

Net income                           $   185,447    ($3,071,935)  $              $              $               ($2,886,488)
                                     ============  =============  =============  =============  =============  =============

Net income per share common stock                                                                                     (0.46)
                                                                                                               =============
Net income per fully diluted shares                                                                                   (0.45)
                                                                                                               =============


The acquisition of inshop.com called for the transfer of all of its outstanding capital stock to the Company in exchange for 1,817,493 shares of the Company's common stock. At the time of closing, one shareholder, who was to receive 83,355 shares of the Company's stock refused to tender his shares, as he felt he was not being adequately compensated for his shares. His shares represented less than 5% of the shares involved in the transaction. After adding the shares called for in the acquisition, the Company had 15,229,493 shares outstanding. The aforementioned shareholder's 83,355 shares represented less than one-half of one percent (.5%) of the Company's outstanding shares.

The Company was of the opinion that an agreement would be reached with the shareholder with minimal effect on the number of shares of the Company. Because the shareholder's interest in the issued shares of the Company was not material, the Company merged inshop.com's assets into the assets of the Company.

Also during 2001 the Company was the recipient of assets from an entity, Universal Payment Systems Inc., that was controlled by the Company's Chief Executive Officer. These assets consisted of software to be used internally by the Company. This software was in the operational stage. For financial statement purposes it has been valued at seven hundred eighty-two thousand dollars ($782,000), the same carrying amount as in the hands of the transferor.

On June 6, 2000, the Company purchased the assets of RothmanCloseout.com for two hundred thousand (200,000) shares of stock valued at $1 which was the approximate market value of the stock. Rothman is a business to business closeout portal for manufacturers, wholesalers and retailers to sell and buy surplus inventories internationally. The purchase price of two hundred thousand dollars ($200,000) was allocated to goodwill.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE  3  -  PREFERRED  STOCK,  REDEMPTION  OUTSIDE  CONTROL  OF  COMPANY

As part of the agreements whereby the Company acquired iGain, Inc. and Wizard World, Inc., and sold stock to certain shareholders of Wizard World Inc., the Company issued 2,000,000 shares of its common stock with put options to shareholders of these companies. These put options provide that the Company will, at the discretion of the shareholders, repurchase such shares at the put prices provided for in the agreements. In addition, the Company has placed $115,015 in escrow which will be used to fund part of the cost of repurchasing shares. Inasmuch as the redemption of these shares is outside the control of the Company, these securities are shown as temporary equity.

     Preferred  stock, redemption                         Redemption
     outside  control  of  Company               Shares     Value
--------------------------------------           ------   -------------

Shares  redeemable  -  1st  quarter  2002       51,028     $   114,813
Shares  redeemable  -  4th  quarter  2002    1,948,972       5,067,327
                                             ---------     -----------
Totals                                       2,000,000     $ 5,182,140
                                             =========     ===========


As part of the acquisition of iGain, Inc. and Wizard World, Inc., the Company issued 1,660,000 shares with the above-described put options. The value of these options has been estimated using a Black-Scholes option-pricing mode. These estimated values have been added to the cost of the above acquisitions.

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Compensation paid to the chief executive officer, who is a majority stockholder, was $191,663 and $75,000 for the years ended December 31, 2001 and 2000 respectively. Additional services contributed by stockholders' were $6,000 for the year ended December 31, 1999.

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE  6  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                       December 31,
For years ended                              2001          2000        1999
                                         -------------  ----------  ----------
Interest Paid                            $           0  $        0  $        0
Income Tax Paid                          $   3,572,439  $  856,305  $        0

NOTE 7 - NON CASH TRANSACTION

                                                       December 31,
                                              2001        2000        1999
                                         -------------  ----------  ----------

200,000 shares common stock was issued
  for the purchase of Rothman Closeouts  $           0  $  200,000  $        0
Shares issued for services               $     216,250  $   12,000  $    6,000
4,177,493 shares of common issued in
  acquisitions                           $   6,823,295  $        0  $        0
Assets transferred to Company from
  Universal Payment Systems Inc.         $     782,000  $        0  $        0


     NOTE  8  -  STOCK  OPTION  PLAN

The Company has a stock option plan (the Plan) which provides for the granting of incentive stock options to all full time employees as well as non qualified options to non employee directors and consultants. The Plan is designed so that options under the Plan are granted at 100% of Fair Market Value at date of grant. The exercises price of the options range from $1.00 to $4.25 per share.
The  following  summarize  the  options  granted  and  outstanding.


                                                       December 31,
                                              2001        2000        1999
                                         -------------  ----------  ----------

Options outstanding beginning of year        1,650,000   1,650,000           0
Granted                                        770,000           0   1,650,000
Exercised                                            0           0           0
                                         -------------  ----------  ----------
Options outstanding end of year              2,420,000   1,650,000   1,650,000
                                         =============  ==========  ==========

As  permitted  under  Statement  of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation, the Company has elected to follow
Accounting  Principles  Board  Opinion  No.  25,  Accounting for Stock Issued to
Employees, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after October 28, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing mode. The

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Black-Scholes option valuation model was developed for use in estimating the fair value of trade options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:


                                  December  31,
                        2001         2000          1999
                     ----------   ----------    ----------
Risk  Free              4.5          5.45          6.32
Rate Volatility        55.0         55.00         65.00
Expected  Life       3 years       4 years       5 years

The following table summarizes information about options outstanding at December
31,2001:


Range of         Number                          Average                Average
exercise     outstanding at    Weighted average  exercise  Exercisable  exercise
Price       December 31, 2002   remaining life    price      Options     price
----------- -----------------  ----------------  --------  -----------  --------
1.00 - 4.00     2,420,000            7.4            2.31     2,420,000      2.31


Had the fair value method been applied, net income would have been reduced by $193,600 or $0.01 per share for 2001, $115,000 or $0.01 per share for 2000 and
$132,000 or $0.02 per share for 1999. The average fair value of options granted were $0.08 in 2001, and $0.08 in 1999.

NOTE  9  -  INCOME  TAX

Income taxes payable and deferred taxes (or deferred charges) as of December 31, 2001 and 2000, were as follows:


                                                           December 31,
                                                         2001        2000
                                                      ----------  ----------
Deferred tax assets:
  Allowance for bad debts                             $            ($47,260)
                                                      ----------  ----------
Deferred tax liabilities:
  Book/tax basis difference in purchase acquisition:
    Software                                             427,921
    Equipment                                            155,662
    Other intangibles                                    698,552
                                                      ----------  ----------
  Total deferred tax liabilities                       1,282,135
                                                      ----------  ----------
Net deferred tax                                       1,282,135    (47,260)
Current tax payable                                      975,272    386,872
                                                      ----------  ----------
Totals                                                $2,257,407  $ 339,612
                                                      ==========  ==========

                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


                                                                     Years Ended December 31,
                                                                   2001        2000         1999
                                                                ----------  -----------  ----------
Income taxes consist of the following
components:
  Current                                                       $4,212,082  $1,092,469   $ 117,973
  Deferred tax (benefit)                                            66,489     (24,280)    (22,440)
                                                                ----------  -----------  ----------
  Provision for income tax                                      $4,278,571  $1,067,649   $  95,533
                                                                ==========  ===========  ==========


Deferred income taxes (benefits) resulted from the following:
                                                                      2001        2000        1999
                                                                ----------  -----------  ----------

Provision for bad debts                                         $   47,260    ($24,820)   ($22,440)
Depreciation and amortization                                       19,229
                                                                ----------  -----------  ----------
Totals                                                          $   66,489    ($24,820)   ($24,440)
                                                                ==========  ===========  ==========



Income taxes amounted to less than the amounts computed by applying the U.S. federal income tax rate of 34% for 2001, 2000 and 1999 to earnings before income taxes. The reason for these differences is shown below:

                                                     Year Ended December 31,

                                         2001        %        2000       %      1999      %
                                     ------------  ------  ----------  ------  -------  ------
Taxes computed at statutory rate     $ 4,346,616   34.00%  $1,067,649  34.00%  $95,533  34.00%
Increase (decrease) resulting from:
  Nondeductible amortization          (38,784.00)  -0.29%
  Other nondeductible expenses        (29,261.00)  -0.22%
                                     ------------  ------  ----------  ------  -------  ------
Provision for income taxes           $ 4,278,571   33.49%   1,067,649  34.00%   95,333  34.00%
                                     ============  ======  ==========  ======  =======  ======

NOTE  10  -  OPERATING  LEASES

Lease expense for the year ended December 31, 2001 was $157,959 and for the year ended December 31, 2000 was $25,465. The Company leased facilities at Mt. Juliet, TN for $891 per month and increasing 7-1/2% for the next year. The Company has leased additional facilities in Nashville, TN on a month to month lease at $650 per month. The Mt. Juliet lease expires in December 2002. The Company also leases office space in New York City, at $3,460 per month, Ottawa, Canada where the rent is $26,481 per year, Beijing, China at $1,000 per month and Fairfield CT with rent of $1,576 per month.



          Fairefield, CT   Beijing   Mt. Juliet, TN   Nashville   New York   Ottawa
          ---------------  --------  ---------------  ----------  ---------  -------
1st Year  $        18,912  $ 12,000  $         9,576  $   11,494  $  41,520  $ 26,481
2nd Year                                                          $  41,520  $ 26,481
3rd Year                                                          $  41,520  $ 26,481
4th Year                                                          $  41,520  $ 26,481


The Company also leases a T3 line from Bell South for $11,275 per month. The lease expires May 2002.

     1st  year     2002     $135,300
                                       F-16



                                800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE  11  -  TREASURY  STOCK

The Company purchased 12,400 shares of its outstanding stock at $4.03 per share resulting in the Treasury Stock transaction of $50,000.

NOTE  12  -  SUMMARY  OF  CORRECTIONS

The Company's financial statements have been restated to reflect the correction of errors in recording the costs and liabilities associated with acquisitions and mergers, to record deferred income relative to subscription fees, to record the redeemable preferred shares, to recognize the income tax effects of the corrections, and to record any resultant effect on the income statement. The effect on this restatement is as follows:

NOTE  12  -  SUMMARY  OF  CORRECTIONS

                                                            December 31, 2001
                                                         As previouisly    As
                                                          reported     restated
                                                         -----------  ----------
Balance sheet
Assets
  Software                                               $ 3,695,650  $4,477,650
  Accumulated depreciation                                 1,607,545   1,585,794
  Other intangible assets (net)                            2,633,493   2,912,165
  Goodwill (net)                                           2,774,266   4,350,976
  Other assets                                               199,917      27,533
Liabilities
  Taxes payable - income taxes                             1,027,518     975,272
  Deferred income                                                  0     649,276
  Deferred income tax                                              0   1,282,135
Preferred stock redemption, outside control of Company             0   5,182,140
Stockholder's equity
  Common stock                                                18,725      16,725
  Additional paid-in capital                              10,605,671   6,457,791
  Retained earnings                                       10,368,883   9,994,036

Statement of income
  Sales                                                            0   2,545,786
  Cost of sales - Amortization                                     0     120,833
  Subscription fees                                        1,393,750     744,474
  Depreciation and amortization                            1,147,113   1,178,642
  General and administration                               3,425,812   2,229,400
  Provision for income taxes                               4,323,804   4,315,499

Net income                                                 8,315,456   8,305,462

Net earnings per share:
  Basic                                                         0.52        0.53
  Diluted                                                       0.46        0.47


                              800AMERICA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE  13  -  SUBSEQUENT  EVENT

The Company purchased in January 2002, the assets of YOUtopia.com, Inc. in exchange for six hundred fifty thousand (650,000) shares of common stock. Cost allocation to assets has not yet been established. The Company also repurchased from iGain, Inc. employees the Company's common stock as detailed in Note 1 Stock Escrow and Note 3 Preferred Stock, Redemption Outside Control of Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              800America.com, Inc.



                             By:  /s/  David E. Rabi
                                  ------------------
                                  David E. Rabi,
                                  Chief Executive Officer


Date:     November  11,  2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      SIGNATURES                   TITLE                         DATE
      ----------                   -----                         ----

/s/  David E. Rabi          Chief Executive Officer         Date:  November 11, 2002
----------------------
     David E. Rabi          (Principal Executive Officer)
                            Director and Chief Financial
                            Officer (Principal Accounting
                            Officer)


          *                 Director                        Date:  *
----------------------
     Bobby Walley

/s/  Richard Sullivan       Director                        Date:  November 11, 2002
----------------------
     Richard Sullivan


                                 CERTIFICATIONS

I,  David  E.  Rabi.,  certify  that:

1. I have reviewed this annual report on Form 10-KSB/A of 800America.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     November  11,  2002                      By:  /s/  David  E.  Rabi
                                                       ------------------------
                                                   David  E.  Rabi
                                                   Chief  Executive  Officer
                                                   Principal  Executive  Officer



I,  David  E.  Rabi.,  certify  that:

1. I have reviewed this annual report on Form 10-KSB/A of 800America.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     November  11,  2002                       By:  /s/  David  E.  Rabi
                                                        ----------------------
                                                    David  E.  Rabi
                                                    Chief  Financial Officer