Form 10QSB/A
period 2002-06-30
800AMERICA COM INC
filed 2002-11-13
CIK 1060239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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



                                  June 30, 2002




                                    CONTENTS



                                                                    Page
                                                                    ----

Accountants'  Review  Report                                          3

Condensed Balance  Sheets                                             4

Condensed Statements  of  Income  and  Retained  Earnings             5

Condensed Statements  of  Changes  in  Stockholders'  Equity          6

Condensed Statements  of  Cash  Flows                                 7

Selected  Notes  to  Financial  Statements                         8-10

                     Independent Accountants' Review Report



Board  of  Directors
800America.com,  Inc.
New  York,  New  York


We have reviewed the accompanying condensed balance sheets of 800America.com, Inc. as of June 30, 2002, June 30, 2001 and December 31, 2001, and the related condensed statements of income, shareholders' equity, and cash flows for the three months and six months ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the company's management.

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

As discussed in Note number 9 of Selected Notes to Financial Statements, certain errors resulting in understatement of previously reported net income as of June 30, 2002 and December 31, 2001 and an overstatement of June 30, 2001 were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the financial statements to correct the error.




                                  Piltz,  Williams,  LaRosa  &  Co.


August  12,  2002,  except  for  the  changes  shown
  in  Note  9,  which  is  October  25,  2002
Biloxi,  Mississippi

                              800AMERICA.COM, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,     December 31,    June 30,
                                                                                    2002           2001          2001
                                                                                 -----------   -----------   -----------
     ASSETS

CURRENT  ASSETS
 Cash                                                                            $19,447,574   $13,201,125   $ 5,370,913
 Accounts  receivable                                                                               53,752     1,022,320
 Allowance  for  bad  debts                                                                                     (154,000)
 Interest  receivable                                                                 27,849        17,151
 Notes  receivable                                                                   301,570       301,570
 Investment,  short-term                                                           1,300,000
 Deferred  tax  assets                                                                                            52,360
                                                                                 -----------   -----------   -----------
 Total  current  assets                                                           21,076,993    13,573,598     6,291,593
                                                                                 -----------   -----------   -----------
PROPERTY  AND  EQUIPMENT
 Equipment                                                                         1,087,201     1,087,201       873,300
 Software                                                                          4,668,630     4,477,650     2,459,650
                                                                                 -----------   -----------   -----------
 Totals                                                                            5,755,831     5,564,851     3,332,950
 LESS  accumulated  depreciation                                                   2,472,535     1,585,794       826,769
                                                                                 -----------   -----------   -----------
 Total  property  and  equipment                                                   3,283,296     3,979,057     2,506,181
                                                                                 -----------   -----------   -----------
OTHER  ASSETS
 Other  intangible  assets  (net)                                                  3,941,888     2,912,165     1,716,045
 Goodwill  (net)                                                                   4,350,976     4,350,976     1,713,842
 Bond  deposit                                                                                     500,000
 Other  assets                                                                                      27,533
                                                                                 -----------   -----------   -----------
 Total  other  assets                                                              8,292,864     7,790,674     3,429,887
                                                                                 -----------   -----------   -----------
Totals                                                                           $32,653,153   $25,343,329   $12,227,661
                                                                                 ===========   ===========   ===========
LIABILITIES  &  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
 Accounts  payable                                                               $   239,488   $   230,077   $   180,696
 Membership  dues  payable                                                           770,892       770,892
 Taxes  payable  -  income  tax                                                    1,281,018       975,272     1,022,682
 Deferred  income                                                                    910,043       649,276       520,737
 Other  current  liabilities                                                                                      27,471
                                                                                 -----------   -----------   -----------
 Total  current  liabilities                                                       3,201,441     2,625,517     1,751,586
                                                                                 -----------   -----------   -----------
OTHER  LIABILITIES
 Deferred  income  tax                                                             1,026,484     1,282,135       594,604
                                                                                 -----------   -----------   -----------
PREFERRED  STOCK,  REDEMPTION  OUTSIDE  CONTROL  OF  COMPANY
 Common  stock,  $0.001  par  value,  1,958,972  and  2,000,000  shares, respectively,  subject  to  put  options,  put  price  of
  2.25  to  $2.60  per  share,  total  redemption  price  $5,067,327
  and  $5,182,140,  June 30, 2002 and December 31, 2001, respectively              5,067,327     5,182,140
 LESS  stock  escrow                                                                               115,015
                                                                                 -----------   -----------   -----------
 Total  preferred  stock,  redemption  outside  of  Company                        5,067,327     5,067,125
                                                                                 -----------   -----------   -----------
STOCKHOLDERS'  EQUITY
 Preferred  stock,  $0.001  par  value,  5,000,000  shares  authorized,
  0  shares  issued
 Common  stock,  $0.001  par  value,  50,000,000  shares  authorized,
  20,073,465,  18,724,493  and 15,430,000 shares issued and outstanding, respectfully,  1,958,972  June 30, 2002 and  2,000,000 shares December 31, 2001
  shown as  preferred  stock                                                          18,115        16,725        15,430
 Additional  paid-in  capital                                                      8,614,160     6,457,791     3,892,143
 Treasury  Stock  purchased                                                          (50,000)      (50,000)
 Retained  earnings                                                               14,775,626     9,944,036     5,973,898
                                                                                 -----------   -----------   -----------
 Total  stockholders'  equity                                                     23,357,901    16,368,552     9,881,471
                                                                                 -----------   -----------   -----------
Totals                                                                           $32,653,153   $25,343,329   $12,227,661
                                                                                 ===========   ===========   ===========

            See Accompanying Selected Notes to Financial Statements.

                              800AMERICA.COM, INC.
                         CONDENSED STATEMENTS OF INCOME
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                              2002          2002      2001         2001
                                                              Three         Six       Three         Six
                                                              Months       Months     Months       Months
                                                           ----------  -----------  ----------  -----------

SALES                                                      $1,789,347  $ 4,271,380  S           S

     Cost  of  sales:
          Amortization                                         79,167      158,333
                                                           ----------  -----------  ----------  -----------
     Sales  margin                                          1,710,180    4,113,047
     Commissions                                            5,168,817   10,779,477   4,692,972    8,582,596
     Subscription  fees  and  membership  dues                400,191      884,883      47,417      199,013
                                                           ----------  -----------  ----------  -----------
     Total  revenue                                         7,279,188   15,777,407   4,740,389    8,781,609
                                                           ----------  -----------  ----------  -----------

COST  AND  EXPENSES
     Payroll  cost                                            643,885    1,352,973     192,956      379,870
     Advertising                                            2,300,000    4,526,000     719,759    1,147,119
     Depreciation  -  amortization                            606,868    1,132,506     290,013      385,837
     Bad  debts                                                53,752       53,752      15,000       15,000
     General  and  administration                             732,900    1,555,535     778,516    1,461,452
                                                           ----------  -----------  ----------  -----------
     Total  cost  and  expenses                             4,337,405    8,620,766   1,996,244    3,389,278
                                                           ----------  -----------  ----------  -----------

Income  from  operations                                    2,941,783    7,156,641   2,744,145    5,392,331
                                                           ----------  -----------  ----------  -----------
OTHER  INCOME
     Interest                                                  81,925      163,949      24,698       43,506
     Sale  of  assets                                                                  500,000      500,000
                                                           ----------  -----------  ----------  -----------
     Total  other  income                                      81,925      163,949     524,698      543,506
                                                           ----------  -----------  ----------  -----------

Income  before  provision  for  income  taxes               3,023,708    7,320,590   3,268,843    5,935,837

Provision  for  income  taxes                               1,028,061    2,489,000   1,111,407    2,018,184
                                                           ----------  -----------  ----------  -----------
Net  income                                                $1,995,647  $ 4,831,590  $2,157,436   $3,917,653
                                                           ==========  ===========  ==========  ===========
Net  earnings  per  share,  common basic  stock            $     0.11  $      0.27  $     0.15  $      0.26

Net  earnings  per  share,  common  stock  fully  diluted  $     0.10  $      0.23  $     0.12  $      0.23


            See Accompanying Selected Notes to Financial Statements.

                              800AMERICA.COM, INC.
            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unuaudited)

                                                              Additional
                                         Common      Stock     Paid  In     Retained   Treasury  Stockholders'
                                         Shares      Amount    Capital      Earnings    Stock      Equity

                                       ----------  ---------- -----------  -----------  --------  -----------

Balances December 31, 2000             13,412,000    $ 13,412  $1,943,134   $2,053,245  $          $4,009,791

Stock issued pursuant to the
  acquisition of inshop.com,
  February 2, 2001                      1,817,943       1,818   1,815,676                          1,817,494

Stock issued pursuant to the
  acquisition of Ebiz.com,
  May 30, 2001                            200,000         200     133,333                            133,533

Net income for the six months
  ended June 30, 2001                                                        3,920,653              3,920,653
                                       ----------   ---------  ----------  -----------  --------  -----------
Balances June 30, 2001                 15,429,943   $  15,430  $3,892,143   $5,973,898  $      0   $9,881,471
                                       ==========   =========  ==========  ===========  ========   ==========


                                                              Additional
                                         Common      Stock     Paid  In     Retained    Treasury  Stockholders'
                                         Shares      Amount    Capital      Earnings     Stock      Equity

                                       ----------  ---------- -----------  ----------   --------  -----------
Balances December 31, 2001             16,724,493  $  16,725  $6,457,791   $9,944,036   $(50,000) $16,368,552

Stock issued pursuant to the
acquisition of Youtopia.com,
January 8, 2002                           650,000        650   1,624,350                            1,625,000

Stock options exercised                   575,000        575     291,317                              291,892

Shares issued for consulting
services                                  165,000        165     240,702                              240,867

Net income for the six months
ended June 30, 2002                                                          4,831,590              4,831,590
                                       ----------  --------- -----------   -----------  --------- -----------
Balances June 30, 2002                 18,114,493  $  18,115  $8,614,160   $14,775,626  $(50,000) $23,357,901
                                       ==========  =========  ==========   ===========  ========= ===========




            See Accompanying Selected Notes to Financial Statements.

                              800AMERICA.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)



                                                                June 30,
                                                            2002        2001
                                                        -----------  -----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
 Net  income                                            $ 4,831,590  $ 3,917,653
 Adjustments  to  reconcile  net  income  to  net  cash
  provided  by  operating  activities:
  Depreciation  and  amortization                         1,290,839      385,837
  Bad  debts                                                 53,752       15,000
  Non-cash  compensation  and  expenses                     332,435
  Sale  of  assets                                                      (500,000)
  Changes  in  operating  assets  and  liabilities:
    Prepaid  assets  -  increase                                          75,000
    Interest  receivable                                    (10,698)
    Accounts  receivable  -  increase                                    (26,676)
    Deferred  income  received                              260,767      520,737
    Accounts  payable  -  increase                            9,411      155,750
    Deferred  income  taxes                                 (41,441)      (5,100)
    Taxes  payable  -  increase                              91,917      655,244
    Other  current  liabilities  -  increase                              27,471
                                                        -----------  -----------
    Net  cash  provided  by  operating  activities        6,818,572    5,220,916
                                                        -----------  -----------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
 Proceeds  from  sale  of  assets                                        500,000
 Stock  escrow  -  decrease                                 115,015
 Bond  -  China  received                                   500,000
 Purchase  of  equipment  and  software                               (1,598,732)
 Investment,  short-term                                 (4,000,000)
 Short-term  investment  returned                         2,700,000
 Other  assets                                               27,533       47,749
                                                        -----------  -----------
 Net  cash  used  in  investing  activities                (657,452)  (1,050,983)
                                                        -----------  -----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
 Repayment  of  debts  assumed  in  merger  transaction                 (918,785)
 Redemption  of  preferred  stock                          (114,813)
 Additional  paid-in  capital                               199,567
 Sale  of  common  stock                                        575        2,018
                                                        -----------  -----------
 Net  cash  provided  by  financing  activities              85,329     (916,767)
                                                        -----------  -----------
 Net  increase  in  cash                                  6,246,449    3,253,166

 Beginning  cash  balance                                13,201,125    2,117,747
                                                        -----------  -----------
 Ending  cash  balance                                 $ 19,447,574  $ 5,370,913
                                                        ===========  ===========


            See Accompanying Selected Notes to Financial Statements.

                              800AMERICA.COM, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                    ---------

1. The accompanying unaudited financial statements have been prepared with the accounting policies in effect as of December 31, 2001 as set forth in the Notes to Financial Statements of 800America.com, Inc. In the opinion of Management, all adjustments necessary for a fair presentation of the condensed financial statements have been included and are of a normal recurring nature.

     The accompanying unaudited condensed financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.

2. The results of operations for the six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 17,777,626 and 15,356,925 for the six months ended June 30, 2002 and 2001, respectively. Per share data for diluted shares is based on the weighted average diluted shares of common stock outstanding of 20,825,237 and 17,106,925 for the six months ended June 30, 2002 and 2001, respectively.

4. The Company acquired the assets of Youtopia.com in a purchase transaction for six hundred fifty thousand shares of its previously unissued common stock. The stock had a value of $2.50 per share at the time of the transaction. The fair market value of the assets acquired in the transaction were as follows:

          Software                        $     191,180
          Subscriber  list                    1,433,820
                                              ---------
          Total                           $   1,625,000
                                              =========

     Youtopia, Inc. had ceased operations in October 2001 prior to its assets being acquired by 800America.com, Inc. in 2002. It had terminated all its employees and was in the process of trying to recoup its investment. 800America's primary reason for the purchase was to obtain its member list. Financial statements were unavailable. Therefore, pro forma information is not provided.

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

                              800AMERICA.COM, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                    ---------
                                   (Continued)

8. Non cash transactions included the issuance of 650,000 shares of common stock for Youtopia.com with a value of $1,625,000, as described in note 4 above. The Company also issued 165,000 shares of common stock for consulting services with a value of $240,702 during the six months ended June 30, 2002. Non cash compensation of $91,750 was recognized in the exercise of options in the Company stock option plan on 170,000 shares.

9. The Company's financial statements have been restated to reflect the correction of errors in recording the costs and liabilities associated with acquisitions and mergers, to record deferred income relative to subscription fees, to record the redeemable preferred shares, to record the income tax effects of the corrections and to record any resultant effect on the income statement. The effect of this restatement is as follows:


                                               June 30, 2002
                                          As Previously     As
                                            reported     restated
                                          -----------  -----------
     Balance sheet
     Assets
      Software                             $ 3,895,650  $ 4,668,630
      Accumulated depreciation               2,278,157    2,472,535
      Other intangible assets                4,517,289    3,941,888
      Goodwill                               5,421,091    4,350,976
     Liabilities
      Taxes payable Income taxes             1,478,242    1,281,018
      Deferred income                          787,295      910,043
      Deferred income tax                    2,249,402    1,026,484
     Preferred stock redemption, outside
      control of Company                                  5,067,327
     Stockholderequity
      Common stock                              20,136       18,115
      Additional paid-in capital            12,814,552    8,614,160
      Treasury stock                           164,813       50,000
      Retained earnings                     15,524,873   14,775,626
     Statement of income
      Sales                                               4,271,380
      Cost of sales amortization                            158,333
      Subscription fees                        358,355      884,883
      Depreciation and amortization          1,161,849    1,132,506
      General and administration             1,533,250    1,555,535
      Provision for income taxes             2,347,602    2,489,000

     Net income                              4,597,735    4,831,590

     Net earnings per share:
     Basic                                       0.23          0.27
     Diluted                                     0.20          0.23


                                               June 30, 2001
                                          As Previously     As
                                            reported     restated
                                          -----------  -----------
     Balance sheet
     Assets
      Software                            $ 3,695,650  $ 4,477,650
      Accumulated depreciation              1,607,545    1,585,794
      Other intangible assets               2,633,493    2,912,165
      Goodwill                              2,774,266    4,350,976
      Other assets                            199,917       27,533
     Liabilities
      Taxes payable Income taxes            1,027,518      975,272
      Deferred income                                      649,276
      Deferred income tax                                1,282,135
     Preferred stock redemption, outside
      control of Company                                 5,182,140
     Stockholderequity
      Common stock                             18,725       16,725
      Additional paid-in capital           10,605,671    6,457,791
      Retained earnings                    10,368,883    9,994,036
     Statement of income
      Sales                                              2,545,786
      Cost of sales - amortization                         120,833
      Subscription fees                     1,393,750      744,474
      Depreciation and amortization         1,147,113    1,178,642
      General and administration            3,425,812    2,229,400
      Provision for income taxes            4,323,804    4,315,499

     Net income                             8,315,456    8,305,462

       Net earnings per share:
        Basic                                     0.52          0.53
      Diluted                                   0.46          0.47


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

Results  of  Operations

Certain revisions have been made to our financial statements. Please see Note 9 of Selected Notes to Financial Statements for a summary of the revisions.

Quarter  Ended  June  30,  2002  Compared  to  Quarter  Ended  June  30,  2001.

We had revenues of $7,279,188 for the quarter ended June 30, 2002 compared to revenues of $4,740,389 for the quarter ended June 30, 2001. Approximately, $800,000 of our revenues during the period were derived from an off-line venture whereby we joint ventured with a company to sell closeout merchandise into the South American market. Each of the parties invested $4,000,000. All costs and expenses, profits and losses were shared equally by the parties. We did not participate in the management and operation of this venture. Our total investment was $4,000,000. As of July 2002, we had received our total investment back. We do not regularly engage in these types of ventures but, as the opportunity arises we may engage in them in the future.

Approximately 23% of our total revenues were derived from foreign sources for the period. Approximately 65% of our foreign revenue came from our Business-to-Business operations, approximately 16% from our Technology operations and the balance from our Business-to-Consumer operations. Approximately 65% of the foreign revenue came from South America and the balance from the Far East and Europe.

Net income for the quarter ended June 30, 2002 was $1,995,647 compared to net income of $2,157,436, for the quarter ended June 30, 2001. Total operating expenses for the quarter ended June 30, 2002 were $4,337,405 resulting in net operating income for the quarter of $2,941,783. This compares to total operating expenses of $1,996,244 for the quarter ended June 30, 2001, resulting in net operating income of $2,744,145. This increase in operating expenses is a result of our continuing to grow our business in order to increase revenues. Because of our limited operating history with our various web sites, management cannot predict, based upon past performance, whether the above listed cost and expense categories are relatively stable or subject to a substantial degree of volatility. Management continues to expect that advertising costs will be a significant part of our operating structure. Advertising expenses for the period ending June 30, 2002 were $2,300,000 compared with $719,759 for the three months ended June 30, 2001.

--------------------------------------------------------------------------------

Liquidity  And  Capital  Resources

Cash and cash equivalents as of June 30, 2002 were $19,447,574. At June 30, 2002, we had current assets of $21,076,993 and current liabilities of $3,201,441 resulting in working capital at June 30, 2002 (current assets less current liabilities) of $17,875,552.

During the period we announced a buy-back program whereby we intend to purchase ten percent of our outstanding Common Stock.

We are obligated to stand ready to repurchase 1,958,972 shares of our Common Stock from certain stockholders who acquired our shares in exchange for shares in two acquisitions we concluded last year and from purchasers in a private placement. The repurchase price is $2.60 per share. In October 948,972 shares will be subject to repurchase unless certain events occur sooner, with one of the events being that our current CEO no longer remains at that position, and the balance will be subject to repurchase in December of 2002. This obligation is not part of our buy-back program.

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

Six  Months  Ended  June  30,  2002  Compared  With  June  30,  2001

Results  of  Operations

We had revenues of $15,770,407 for the six months ended June 30, 2002 compared with revenues of $8,781,609 for the six months ended June 30, 2001. The increase was primarily the result of increased commissions. Net income was $4,831,590 for the six months ended June 30, 2002, compared with net income of $3,917,653 for the six months ended June 30, 2002. Total operating expenses were $8,620,766 for the six months ended June 30, 2002 compared with $3,389,278 for the six months ended June 30, 2001. Foreign sales accounted for approximately 22% of our total revenues for the six month period ending June 30, 2002. Approximately 60% of our foreign revenue came from our Business-to-Business operations, 17% from our Technology operations and the balance from our Business-to-Consumer operations.

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


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              800America.com, Inc.

Date:  November 11,  2002                  By:  /s/  David  E.  Rabi
                                           ---------------------------
                                           David  E.  Rabi
                                           Chief  Executive  Officer  (Principal
                                           Executive  Officer)
                                           Chief  Financial  Officer  and  Chief
                                           Accounting  Officer

                                 CERTIFICATIONS
                                 --------------

I, David E. Rabi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of 800 America.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:     November  11,  2002        By:

                                           /s/  David  E.  Rabi
                                           --------------------------------
                                           David  E.  Rabi, Chief Executive
                                           Officer and  Chief  Financial Officer